Form 10-Q
period 1996-03-31
SELKIRK COGEN PARTNERS LP
filed 1996-05-13
CIK 929540

CONFORMED COPY WITH EXHIBIT

                                                  ---------------------------
- - -----------------------------------------------------------------------------



                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

            [X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1996
                                     OR
           [  ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _________ to __________

                     Commission File Number 33-83618-01

                        SELKIRK COGEN PARTNERS, L.P.
           (Exact name of Registrant as specified in its charter)

                     Delaware			             51-0324332
         (State or other jurisdiction of    (IRS Employer
          incorporation or organization)  Identification No.)

               One Bowdoin Square, Boston, Massachusetts 02114
        (Address of principal executive offices, including zip code)

                               (617) 227-8080
            (Registrant's telephone number, including area code)


   Indicate by check mark whether the Registrant (1) has  filed  all  reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934  during  the  preceding  12  months (or for such shorter period that the
Registrant was required to file  such  reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes X No
                                    												   ---  ---


- - -----------------------------------------------------------------------------

             This document consists of 15 pages of which this page is page 1.

                              TABLE OF CONTENTS




										                                                       Page
						                												                               ----
                       PART I.  FINANCIAL INFORMATION


Item 1.	Financial Statements (unaudited)

		Condensed Consolidated Balance Sheets as of March 31, 1996
		and December 31, 1995.........................................	   3

		Condensed Consolidated Statements of Operations for the three
		months ended March 31, 1996 and March 31, 1995................	   4

		Condensed Consolidated Statements of Cash Flows for the three
		months ended March 31, 1996 and March 31, 1995................	   5

		Notes to Condensed Consolidated Financial Statements..........	   6

Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations

		Results of Operations.........................................	   8


		Liquidity and Capital Resources...............................	   9


                         PART II.  OTHER INFORMATION


Item 6.		Exhibits and Reports on Form 8-K......................	   13

SIGNATURES.....................................................	   14

                        SELKIRK COGEN PARTNERS, L.P.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                 (unaudited)
                                				   					     			March 31,   December 31,
						                                             	  1996		        1995
												                                       ----------	  ------------
ASSETS

Current assets:
  Cash............................................ $    2,313     $    2,672
  Restricted funds................................	    20,886         10,010
  Accounts receivable.............................     20,024         17,317
  Due from affiliates.............................        831             17
  Fuel inventory and supplies.....................	     3,635          3,573
  Other current assets............................	     1,234	         1,012
  								                                     					---------	     ---------
    	Total current assets.........................	    48,923         34,601

  Plant and equipment, net........................    343,564        346,285
  Long-term restricted funds......................     20,808         20,906
  Deferred financing charges, net.................     13,995         14,288
                                     							  						---------	     ---------

				Total Assets		 	 	                             $  427,290      $ 416,080
   												                                    	---------	     ---------
												                                       	---------	     ---------
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable................................ $      121 	  $      372
  Accrued bond interest payable...................	     9,049 	         385
  Accrued expenses................................     12,539        12,863
  Due to affiliates...............................        287 	         262
  Advances from customer..........................         17 	         153
  Current portion of long-term bonds..............        580 	         580
	  										                                     		---------	    ---------
	    Total current liabilities.................... 	   22,593        14,615

  Other long-term liabilities.....................	     9,695         8,515
  Long-term bonds, less current portion........... 	  391,420       391,420

  General partners' capital.......................	    	   60 		         43
  Limited partners' capital.......................	     3,522         1,487
	   											                                    	---------	    ---------
	    Total partners' capital......................      3,582         1,530
											                                       		---------	    ---------

				Total Liabilities and
					 Partners' Capital                            $  427,290    $  416,080
												                                       	--------- 	   ---------
												                                       	---------	    ---------

See Notes to Condensed Consolidated Financial Statements.

                        SELKIRK COGEN PARTNERS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands)
                                 (unaudited)



                                 							  					  For the Three Months Ended
												                                     --------------------------

                               					 			    			   	March 31,      March 31,
													                                         1996         	 1995
									                                          ---------	     ----------
Operating revenues:

 Electric and steam............................. $    37,713    $    36,362
	Gas resale.....................................	      8,692 	        2,985
											                                       	---------	     ---------
	    Total operating revenues...................	     46,405         39,347
Cost of revenue.................................      29,833         28,707
												                                      	---------	     ---------
Gross Profit....................................      16,572         10,640

Other operating expenses:
	Administrative services - affiliates...........	        554 		         660
	Other general and administrative expenses......	      1,068 		         917

	Amortization of deferred financing charges.....	        293 		         310
												                                      	---------	     ---------
		Total other operating expenses................       1,915          1,887
											                                        ---------	     ---------

Operating income................................      14,657          8,753

Net interest expense............................       8,382          8,230
											                                        ---------	     ---------
Net income...................................... $     6,275     $      523
                                     												  ---------	     ---------
	 										                                     		---------	     ---------

Allocated to:
	General partners..............................   $       63 	   $       53
	Limited partners..............................	       6,212 	          470
                                                   ---------	      --------
		Total........................................   $    6,275  	  $      523
                                     										    ---------	      --------
					 						                                     		---------	      --------

See Notes to Condensed Consolidated Financial Statements.

                        SELKIRK COGEN PARTNERS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                   									 			  For the Three Months Ended
										                                    		  --------------------------

                                  					 			    			   	March 31,	   March 31,
											                                         		  1996	      	 1995
							                                              ----------	  ----------




Net cash provided by operating activities.........  $   15,219   $    9,217

Cash flows provided by (used in)
 investing activities:
	Plant and equipment additions....................        (441)	     (1,732)
	Plant and equipment additions - affiliates.......	        ---   	     (102)
	Restricted funds.................................     (10,778)		     2,145
											                                     	    ---------	   ---------
		Net cash provided by (used in)
				investing activities..........................	    (11,219)         311

Cash flows used in financing activities:
	Cash distributions...............................      (4,223)      (4,719)
	Payments for cost of financing...................	        ---   		    (199)
	Advances from a customer.........................	       (136)	        109
                                      								  					---------	   ---------

		Net cash used in financing activities...........      (4,359)      (4,809)

Net increase (decrease) in cash...................        (359)	  	   4,719
Cash at beginning of period.......................       2,672        3,736
												                                        	---------	   ---------
Cash at end of period............................  $     2,313 	 $    8,455
                                       									 				---------	   ---------
												                                        	---------    ---------

Supplemental disclosures of cash flow information:

	Cash paid for interest..........................  $       292   $      ---
												                                        	---------	   ---------
												                                        	---------	   ---------

See Notes to Condensed Consolidated Financial Statements.

                        SELKIRK COGEN PARTNERS, L.P.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)



Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements consolidate Selkirk Cogen Partners, L.P. and its wholly-owned subsidiary, Selkirk Cogen Funding Corporation, (collectively the "Partnership"). All significant intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements for the interim periods presented are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements.

These  condensed  consolidated  financial  statements  should  be   read   in
conjunction with the audited consolidated financial statements included in the Partnership's December 31, 1995 Annual Report on Form 10-K.


Note 2. New Accounting Pronouncements


In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets and requires that a loss be recognized for those assets if the sum of the expected future cash flows from the use of the asset and its eventual disposition (undiscounted) is less than the carrying amount of the asset. The Partnership adopted SFAS No. 121 on January 1, 1996, and it did not have a material impact on the Partnership's financial position or results of operations.

                        SELKIRK COGEN PARTNERS, L.P.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)
                                 (continued)



Note 3. Contingency

In connection with transactions in 1994 involving the investment by affiliates of Cogen Technology, Inc. in the Partnership and the purchase of
J. Makowski Company, Inc. by Beale Generating Company, the Partnership filed New York State real estate transfer and gains tax returns with New York tax authorities. The New York tax authorities have raised certain questions and issues about such tax returns. Although the New York tax authorities have assessed no additional tax against the Partnership or any other transferor at this time, the issue currently is under consideration and it is possible that the New York tax authorities will assert that additional tax is owed by the Partnership or one or more of the other transferors in connection with these transactions. The Partnership presently cannot predict the likelihood of the New York tax authorities making such an assertion or, if made, the amount of tax that might be asserted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
      		 -----------------------------------

Results of Operations

Three Months Ended March 31, 1996 Compared to the Three Months Ended
	March 31, 1995:

Net income for the quarter ended March 31, 1996 was approximately $6.3 million as compared to $0.5 million for the corresponding period in the prior year. The increase in net income is primarily due to a $5.7 million increase in gas resale revenues as compared to the corresponding period in the prior year.

Total revenues for the quarter ended March 31, 1996 were approximately $46.4 million as compared to $39.3 for the corresponding period in the prior year.

Electric Revenues (dollars and kWh's in millions):
- - --------------------------------------------------

							                        For the Three Months Ended
      				             March 31, 1996           March 31, 1995
			            		 -----------------------  -----------------------
			             		Dollars	 kWh's	Dispatch 	Dollars	 kWh's	Dispatch
             					-------	 -----	-------- 	-------	 ----- --------
Niagara Mohawk	       6.6	  46.2	 42.45%	      7.6	 106.4	 66.44%
Con Edison	          30.0	 446.5	 97.53%	     27.8	 485.9	 92.22%


Revenues from Niagara Mohawk Power Corporation ("Niagara Mohawk") for the quarter ended March 31, 1996 decreased approximately $1.0 million when compared to the corresponding period in the prior year. Decreased dispatch partially offset by higher energy prices, was the contributing factor to the decrease in revenues. During the quarter ended March 31, 1996, Niagara Mohawk dispatched Unit 1 on-line during January and February, at full contract rates for January and the majority of February, and off-line for the entire month of March. During the quarter ended March 31, 1995, the Partnership entered into special dispatch arrangements with Niagara Mohawk which called for the pricing of delivered energy at variable rates less than full contract rates. Energy delivered to Niagara Mohawk during the quarter ended March 31, 1996 was primarily at full contract rates and the Partnership entered into few special dispatch arrangements.

Revenues from Consolidated Edison Company of New York, Inc. ("Con Edison") for the quarter ended March 31, 1996 increased approximately $2.2 million when compared to the corresponding period in the prior year. Higher contract energy rates, resulting from higher index fuel prices, and higher dispatch, particularly in the months of January and February 1996, were the contributing factors to the increase in revenues. In addition, during the quarter ended March 31, 1996 the Partnership sold all of its energy at full contract rates, whereas for the majority of January 1995 and for a few days in February 1995, the Partnership entered into special dispatch arrangements with Con Edison. The special dispatch arrangements of 1995 called for the pricing of delivered energy at variable rates less than full contract rates.

Steam revenues for the quarter ended March 31, 1996 were approximately $1.1 million on 585.991 million pounds of steam delivered as compared to approximately $1.0 million on 560.580 million pounds of steam delivered for the same period in the prior year. The increase in fuel prices and colder than normal winter months contributed to higher steam prices and pounds of steam sold, respectively, during the quarter ended March 31, 1996. Additionally, steam revenues for the quarter ended March 31, 1996 include an annual true-up of $0.3 million.

Gas resale revenues for the quarter ended March 31, 1996 were approximately $8.7 million on sales of approximately 1.8 million MMBtu's as compared to $3.0 million on sales of approximately 1.4 million MMBtu's for the corresponding period in the prior year. The increase in gas resale revenues was primarily due to higher natural gas prices and lower dispatch of Unit 1, which resulted in the availability for resale of an additional 0.4 million MMBtu's of natural gas. The increase in natural gas prices during the quarter ended March 31, 1996 as compared to the corresponding period in the prior year generally resulted from the colder than normal temperatures in the Northeast region, which caused an increase in the demand for natural gas and put capacity constraints on natural gas pipelines.

Cost of revenues for the quarter ended March 31, 1996 were approximately $29.8 million as compared to $28.7 million for the corresponding period in the prior year. The largest component of the increase for the quarter ended March 31, 1996 was fuel purchases, which increased $1.2 million from the prior year. This increase is primarily due to the fuel escalation clauses contained within the firm fuel contracts.

Total other operating expenses for the quarter ended March 31, 1996 of $1.9 million were comparable to the corresponding period in the prior year.

Net interest expense for the quarter ended March 31, 1996 was approximately $8.4 million as compared to $8.2 million for the corresponding period in the prior year. The increase in net interest expense is primarily due to a decrease in interest income earned during the quarter ended March 31, 1996, resulting from a reduction in the average cash balance held by the Trustee and a decrease in the average annual interest rate.


Liquidity and Capital Resources

Net cash flows provided by operating activities increased from approximately $9.2 million for the quarter ended March 31, 1995 to $15.2 million for the quarter ended March 31, 1996. The increase in cash flows provided by operating activities is primarily due to the $5.8 million increase in net income from operations during the quarter ended March 31, 1996.

Net cash flows used in investing activities for the quarter ended March 31, 1996 were approximately $11.2 million as compared to net cash flows provided by investing activities of approximately $0.3 million for the corresponding period in the prior year. Net cash flows used in investing activities for the quarter ended March 31, 1996 primarily represent monies deposited into Funds pursuant to the Partnership's Depositary and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent. Net cash flows provided by investing activities for the quarter ended March 31, 1995 primarily represent monies withdrawn from certain Funds for either the one-time payment to GE Plastics or distribution to the Partners.

Net cash flows used in financing activities decreased from approximately $4.8 million for the quarter ended March 31, 1995 to $4.4 million for the quarter ended March 31, 1996. The decrease in cash flows used in financing activities is primarily due to a $0.5 million decrease in cash distributions during the quarter end March 31, 1996.

Con Edison by a letter dated September 19, 1994 claimed the right to acquire that portion of Unit 2's firm natural gas supply not used in operating Unit 2, when Unit 2 is dispatched off-line or at less than full capability. The Con Edison Power Purchase Agreement contains no express language granting Con Edison any rights with respect to such excess natural gas. Nevertheless, Con Edison has argued that, since payments under the contract include fixed fuel charges which are payable whether or not Unit 2 is dispatched on-line, Con Edison is entitled to take delivery of any excess natural gas. The Partnership vigorously disputes the position adopted by Con Edison, based notably on the absence of any contractual provision according Con Edison the claimed rights but also on the fact that the Partnership has assumed the risk under the Con Edison Power Purchase Agreement that the fuel charges payable by Con Edison are insufficient to cover the costs actually incurred by the Partnership. By a letter dated May 23, 1995, Con Edison indicated its intention to pursue the claim asserted in the September 19, 1994 letter. In the May 23, 1995 letter, Con Edison reserved the right to claim 100% of the margins derived from the sales of Unit 2's firm natural gas supply not used in operating Unit 2 (non-plant gas sales) and requested that the Partnership reduce the monthly amount invoiced to Con Edison by 50% of a calculated value of the non-plant gas sales. The Partnership strenuously objected to Con Edison's contentions and, at a meeting between the Partnership and Con Edison, Con Edison agreed to continue not to deduct any amount attributable to non-plant gas sales from payments made upon monthly invoices but stated it would do so under protest, pending further discussions between the parties. Since the commencement of commercial operations of Unit 2, the Partnership made and continues to make, from time to time, excess gas lay-off sales from Unit 2's gas supply. The Partnership does not intend to adjust the monthly invoices issued to Con Edison and continues to assert that Con Edison is not entitled to any revenues or margins derived from non-plant gas sales. In the event Con Edison were to pursue its asserted claim, the Partnership would expect to pursue all available legal remedies, but there can be no certainty that the outcome of such remedial action would be favorable to the Partnership or, if favorable, would provide for the Partnership's full recovery of its damages.

The Partnership's cash flows from the sale of electric output would be materially and adversely affected if Con Edison were to prevail in its claim to Unit 2's excess natural gas volumes and the related margins.

On October 6, 1995, Niagara Mohawk filed its "PowerChoice" proposal with the New York State Public Service Commission ("NYPSC"). On October 12, 1995, Niagara Mohawk filed a Report on Form 8-K with the Securities and Exchange Commission explaining the PowerChoice proposal (the "October 12 Statement"). In the October 12 Statement, Niagara Mohawk describes a number of related proposals to restructure the utility's business, including the reorganization of its assets and the renegotiation of its contracts with generators which, like the Partnership, are not regulated as utilities ("non-utility generators"). Niagara Mohawk has proposed that, if it cannot renegotiate its contracts with non-utility generators, it would take possession of such independent power projects through the power of eminent domain and subsequently sell such projects. In the October 12 Statement, Niagara Mohawk states that it has not ruled out the ultimate possibility of a filing for restructuring under Chapter 11 of the U.S. Bankruptcy Code, should it not achieve its objectives under PowerChoice and other measures fail as well. The Partnership notes, however, Niagara Mohawk reported positive earnings during the fourth quarter of 1995 and is seeking electric rate increases for 1996 and 1997 in a filing with the NYPSC. In January 1996, it was reported that Niagara Mohawk's board of directors elected to eliminate its quarterly cash dividend on its common stock. Niagara Mohawk last paid a quarterly dividend on November 30, 1995. In April 1996, it was reported that Moody's Investors Service ("Moody's") downgraded the long-term credit ratings of Niagara Mohawk. Moody's reported that their action was based on the limited progress made in achieving the goals identified in Niagara Mohawk's PowerChoice proposal, among other financial concerns, which may ultimately lead to a voluntary bankruptcy filing. Moody's also reported that they gave Niagara Mohawk a "negative outlook" because of the level of uncertainty and potential volatility of the situation. In May 1996, it was reported that the NYPSC rejected Niagara Mohawk's filing request for an electric rate increase for 1996. The NYPSC is scheduled to consider an electric rate increase request for 1997 filed by Niagara Mohawk in early 1997. In addition, it was reported that Niagara Mohawk had positive earnings during the first quarter of 1996. The Partnership expresses no opinion with respect to the likelihood that all or any part of Niagara Mohawk's PowerChoice proposal (including its features relating to non-utility generators) will eventually be adopted, in any form, by any or all of the arties involved, nor does the Partnership express an opinion with respect to the viability of Niagara Mohawk's proposed alternatives.

As a result of Niagara Mohawk's PowerChoice proposal, Standard & Poor's and Moody's Investors Services have given the Bonds a "negative outlook". According to such rating agencies, these actions were motivated, in part, by the uncertainties surrounding the effects of the PowerChoice proposal on the Partnership, as well as by questions concerning the future financial stability of Niagara Mohawk.

For the quarter ended March 31, 1996 electric sales to Niagara Mohawk accounted for approximately 14.2% of total project revenues. The contract with Niagara Mohawk includes provisions which permit Niagara Mohawk to dispatch the Facility on the basis of economic, as well as operational considerations. The Partnership continues to believe that it has a valid and binding contract with Niagara Mohawk. The Partnership cannot yet determine, however, what effect, if any, Niagara Mohawk's activities regarding its PowerChoice proposal will have on the Partnership, its business or net operating revenues.

Future operating results and cash flows from operations are dependent on, among other things, the performance of equipment and processes as expected, level of dispatch, fuel deliveries and price as contracted and the receipt of certain capacity and other fixed payments. A significant change in any of these factors could have a material adverse effect on the results for the Partnership.

The Partnership believes that based on current conditions and circumstances it will have sufficient liquidity available provided by cash flows from operations to fund existing debt obligations and operating costs.

                         PART II.		OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
      		 --------------------------------

(A)	Exhibits

   	Exhibit No.	     	Description		                         		Page No.
   	-----------	     	-----------                             --------

      		27		          Financial Data Schedule
               				   (For electronic filing purposes only)



(B)	Reports on Form 8-K

   	Not applicable.

Omitted from this Part II are items which are not applicable or to which the answer is negative for the periods covered.

                        SELKIRK COGEN PARTNERS, L.P.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   					SELKIRK COGEN PARTNERS, L.P.

Date:  May 10, 1996		                   /s/  JMC SELKIRK, INC.,
                                        ----------------------------
									                                    General Partner


Date:  May 10, 1996		   	         		    /s/    JOHN R. COOPER
                                        ----------------------------
	    							                            Name: 	John R. Cooper
									                               Title:	Senior Vice President and
											                                    Chief Financial Officer