Form 10-Q
period 1996-06-30
SELKIRK COGEN PARTNERS LP
filed 1996-08-13
CIK 929540

CONFORMED COPY WITH EXHIBITS
                                                 ----------------------------
- -----------------------------------------------------------------------------



                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

            [X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 1996
                                     OR
           [  ]		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _________ to __________

                       Commission File Number 33-83618-01

                           SELKIRK COGEN PARTNERS,L.P.
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


- ----------------------------------------------------------------------------

          This  document  consists  of 19 pages of which this page is page 1.

                              TABLE OF CONTENTS




										                                                       Page
						                												                               ----
                       PART I.  FINANCIAL INFORMATION


Item 1.	Financial Statements (unaudited)

		Condensed Consolidated Balance Sheets as of June 30, 1996
		and December 31, 1995.........................................	   3

		Condensed Consolidated Statements of Operations for the three
		and six months ended June 30, 1996 and June 30, 1995..........	   4

		Condensed Consolidated Statements of Cash Flows for the three
		and six months ended June 30, 1996 and June 30, 1995.........	   5

		Notes to Condensed Consolidated Financial Statements..........	   6

Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations

		Results of Operations.........................................	   8


		Liquidity and Capital Resources...............................	  10


                         PART II.  OTHER INFORMATION


Item 6.		Exhibits and Reports on Form 8-K........................      14

SIGNATURES..........................................................	  15

                        SELKIRK COGEN PARTNERS, L.P.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                 (unaudited)
                       				     			June 30,     December 31,
						                              1996		     1995
						                           ----------	 -----------
ASSETS
- ------
Current assets:
  Cash............................................ $    1,357     $    2,672
  Restricted funds................................	    5,445         10,010
  Accounts receivable.............................     14,966         17,317
  Due from affiliates.............................         17             17
  Fuel inventory and supplies.....................	    3,697          3,573
  Other current assets............................	      981	       1,012
  				                   					---------	   ---------
    	Total current assets......................     26,463         34,601

  Plant and equipment, net........................    340,462        346,285
  Long-term restricted funds......................     20,808         20,906
  Deferred financing charges, net.................     13,701         14,288
                                     				---------	   ---------

				Total Assets		               $  401,434     $  416,080
   			                                    	---------	   ---------
   			                                       	---------	   ---------
LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------
Current liabilities:
  Accounts payable................................ $       62 	  $      372
  Accrued bond interest payable...................	      385 	         385
  Accrued expenses................................     10,936         12,863
  Due to affiliates...............................        852	         262
  Advances from customer..........................         17 	         153
  Current portion of long-term bonds..............      1,357 	         580
	  					                        	---------	   ---------
	    Total current liabilities................. 	   13,609         14,615

  Other long-term liabilities.....................	   10,777          8,515
  Long-term bonds, less current portion........... 	  390,359        391,420

  General partners' capital.......................	    (109) 		      43
  Limited partners' capital.......................	 (13,202)          1,487
	   											    ---------	   ---------
	    Total partners' capital...................   (13,311)          1,530
											       	---------	   ---------

				Total Liabilities and
					 Partners' Capital             $  401,434     $  416,080
												    --------- 	   ---------
												    ---------	   ---------

See Notes to Condensed Consolidated Financial Statements.

                        SELKIRK COGEN PARTNERS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands)
                                 (unaudited)



         				             For the                  For the
                                Three Months Ended	      Six Months Ended
                              ---------------------	    --------------------

                               June 30,    June 30,	    June 30,   June 30,
                 		        1996         1995		  1996       1995
               	              ---------   ---------	   ---------   ---------
Operating revenues:

 Electric and steam.........  $  35,996   $  36,172    $  73,709   $  72,534
 Gas resale.................      6,113       3,265		  14,805       6,033
						      ---------   ---------	   ---------   ---------
    Total operating
      revenues..............	 42,109      39,437 	  88,514	  78,567
Cost of revenue.............     29,833      29,666		  59,666	  58,156
							  ---------   ---------	   ---------   ---------
Gross Profit................     12,276       9,771 	  28,848	  20,411

Other operating expenses:
 Administrative services -
   affiliates...............	    626         675        1,180       1,335
 Other general and
   administrative expenses..	    758 		943        1,826       1,860
 Amortization of deferred
   financing charges........	    294         310 		 587         620
							  ---------   ---------	   ---------   ---------
	Total other operating
	  expenses..............      1,678       1,928 	   3,593	   3,815
							  ---------   ---------	   ---------   ---------

Operating income............     10,598       7,843 	  25,255      16,596

Net interest expense........      8,107       8,011       16,489      16,241
							  ---------   ---------	   ---------   ---------
Net income (loss)...........  $   2,491   $   (168)	   $   8,766   $     355
                              ---------   ---------	   ---------   ---------
       						  ---------   ---------	   ---------   ---------


Allocated to:
  General partners..........  $      25	  $    (25)    $      88   $      28
  Limited partners..........	  2,466 	  (143) 	   8,678		 327
                              ---------   ---------	   ---------   ---------
	Total...................  $   2,491   $   (168)    $   8,766   $     355
                              ---------   ---------	   ---------   ---------
       						  ---------   ---------	   ---------   ---------

See Notes to Condensed Consolidated Financial Statements.

                        SELKIRK COGEN PARTNERS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)


                                     For the                  For the
                                Three Months Ended	      Six Months Ended
                              ---------------------	    --------------------

                               June 30,    June 30,	    June 30,   June 30,
                 		        1996         1995		  1996       1995
               	              ---------   ---------	   ---------   ---------

Net cash provided by (used in)
 operating activities.......  $   3,333   $ (4,200)	   $  18,552   $   5,017

Cash flows provided by
 (used in) investing
  activities:
   Plant and equipment
    additions...............       (62)	      (462)	       (503)	 (2,194)
   Plant and equipment
    additions - affiliates..	    ---	       (21)		     ---	   (123)
   Restricted funds.........     15,441		  4,189		   4,663	   6,334
							  ---------   ---------	   ---------   ---------

	Net cash provided by
	  investing activities..     15,379	      3,706	       4,160       4,017

Cash flows provided by
 (used in) financing
  activities:
   Cash distributions.......   (19,384)         ---     (23,607)	 (4,719)
   Payments of principal on
    long-term debt..........      (284)		    ---	       (284)	     ---
   Payments for cost of
    financing...............	    ---   		 14			 ---	   (185)
   Advances from a
    customer................	    ---     (5,408)	       (136)	 (5,299)
                              ---------   ---------	   ---------   ---------
    Net cash used in
      financing activities..   (19,668)	    (5,394)	    (24,027)    (10,203)

Net decrease in cash........      (956)		(5,888)      (1,315)     (1,169)
Cash at beginning
 of period..................      2,313 	  8,455		   2,672	   3,736
							  ---------   ---------	   ---------   ---------
Cash at end of period.......  $   1,357   $   2,567    $   1,357   $   2,567
                              ---------   ---------	   ---------   ---------
          					  ---------   ---------	   ---------   ---------

Supplemental disclosures of
 cash flow information:

  Cash paid for interest....  $  17,328   $  17,728    $  17,620   $  17,728
							  ---------   ---------	   ---------   ---------
                              ---------   ---------	   ---------   ---------

  Items not affecting cash:
   Preferred distribution
    payable - in arrears.... $      ---   $   1,800    $     ---   $   1,800
							  ---------   ---------	   ---------   ---------
                              ---------   ---------	   ---------   ---------
												                                        	---------	   ---------

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

The condensed consolidated financial statements for the interim periods presented are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements. Certain reclassifications have been made to the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 1995 to conform with the current period's basis of presentation.

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

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL
		 ----------------------------------------------------
	     CONDITION AND RESULTS OF OPERATIONS
		 -----------------------------------

Results of Operations

Three and Six Months Ended June 30, 1996 Compared to the Three and Six Months Ended June 30, 1995:

Net income for the quarter ended June 30, 1996, was approximately $2.5 million as compared to a $0.2 million net loss for the corresponding period in the prior year. Net income for the six months ended June 30, 1996, was approximately $8.8 million as compared to $0.4 million for the corresponding period in the prior year. The increase in net income for the quarter and six months ended June 30, 1996 is primarily due to the $2.8 million and $8.8 million increases in gas resale revenues as compared to the corresponding periods in the prior year, respectively.

Total revenues for the quarter and six months ended June 30, 1996, were approximately $42.1 million and $88.5 million as compared to $39.4 million and $78.6 million for the corresponding periods in the prior year, respectively.

Electric Revenues (dollars and kWh's in millions):
- --------------------------------------------------

    			                           For the Three Months Ended
                               June 30, 1996              June 30, 1995
	                    ------------------------	------------------------
	                    Dollars	 kWh's	Dispatch	Dollars	 kWh's	Dispatch
                     	-------	 -----	--------	-------	 -----	--------
Niagara Mohawk	          7.3	  74.4   43.91%	      6.3     43.5	 27.06%
Con Edison	             28.1	 352.9	 80.33%	     29.3	 553.6	 99.45%


      			                           For the Six Months Ended
                               June 30, 1996              June 30, 1995
                        ------------------------	----------------------
		                Dollars	 kWh's	Dispatch	Dollars	 kWh's	Dispatch
					            	-------  -----	--------	-------	 -----	--------
Niagara Mohawk	         13.9	 120.6	 43.18%	     13.9    149.8	 46.64%
Con Edison	             58.1	 799.4	 88.95%	     57.1  1,039.6	 95.86%

Revenues from Niagara Mohawk Power Corporation ("Niagara Mohawk") increased $1.0 million and remained unchanged for the quarter and six months ended June 30, 1996 when compared to the corresponding periods in the prior year, respectively. Increased dispatch and energy delivered at full contract rates were the contributing factors to the increase in revenues during the quarter ended June 30, 1996. During the quarter ended June 30, 1996, energy delivered to Niagara Mohawk was sold entirely at full contract rates, whereas for the quarter ended June 30, 1995, the Partnership entered into special dispatch arrangements with Niagara Mohawk which called for the pricing of delivered energy at variable rates less than full contract rates. Decreased dispatch partially offset by higher energy prices was the contributing factor to the revenues remaining unchanged during the six months ended June 30, 1996. During the six months ended June 30, 1996, Niagara Mohawk dispatched Unit 1 on-line, at full contract rates for Ja nuary, the majority of February, April, May and June and off-line for the entire month of March. Energy delivered to Niagara Mohawk during the six months ended June 30, 1996, was sold primarily at full contract rates and the Partnership entered into few special dispatch arrangements, whereas during the six months ended June 30, 1995, the Partnership frequently entered into special dispatch arrangements with Niagara Mohawk which called for the pricing of delivered energy at variable rates less than full contract rates.

Revenues from Consolidated Edison Company of New York, Inc. ("Con Edison") decreased $1.2 million and increased $1.0 million for the quarter and six months ended June 30, 1996, when compared to the corresponding periods in the prior year, respectively. Decreased dispatch partially offset by higher contract energy rates, resulting from higher index fuel prices, was the contributing factor to the decrease in revenues during the quarter ended June 30, 1996 as compared to the corresponding period in the prior year. Higher contract energy rates resulting from higher index fuel prices partially offset by decreased dispatch, was the contributing factor to the increase in revenues during the six months ended June 30, 1996. During the six months ended June 30, 1996, energy delivered to Con Edison was sold entirely at full contract rates, whereas for the majority of January 1995 and for a few days in February and April 1995, the Partnership entered into special dispatch arrangements with Con Edison. These special d ispatch arrangements called for the pricing of delivered energy at variable rates less than full contract rates.

Steam revenues for the quarter ended June 30, 1996, were approximately $0.6 million on 435.265 million pounds of steam delivered as compared to approximately $0.5 million on 438.418 million pounds of steam delivered for the corresponding period in the prior year. Steam revenues for the six months ended June 30, 1996, were approximately $1.7 million on 1,021.256 million pounds of steam delivered as compared to approximately $1.5 million on 998.998 million pounds delivered for the corresponding period in the prior year. Higher index fuel pricing was the primary factor contributing to the increase in steam revenues for the quarter ended June 30, 1996 as compared to the corresponding period in the prior year. The increase in fuel prices and colder than normal winter months contributed to higher steam prices and pounds of steam sold, respectively, during the six months ended June 30, 1996 as compared to the corresponding period in the prior year. Additionally, steam revenues for the quarter ended June 30, 1996 include a reduction of $0.2 million to the annual true-up of $0.3 million recorded in the quarter ended March 31, 1996. The adjustment to the annual true-up was due to steam demand during the quarter ended June 30, 1996 being higher than the estimate used in the quarter ended March 31, 1996 annual true-up calculation.

Gas resale revenues for the quarter ended June 30, 1996, were approximately $6.1 million on sales of approximately 2.4 million MMBtu's as compared to
$3.3  million  on  sales  of   approximately  1.9  million  MMBtu's  for  the
corresponding period in the prior year. Gas resale revenues for the six months ended June 30, 1996, were approximately $14.8 million on sales of approximately 4.2 million MMBtu's as compared to $6.0 million on sales of approximately 3.3 million MMBtu's for the corresponding period in the prior year. The $2.8 million increase in gas resale revenues during the quarter ended June 30, 1996 as compared to the corresponding period in the prior year is primarily due to an increase in average natural gas resale prices and a reduction in the dispatch of Unit 2 which resulted in greater volumes of natural gas becoming available for resale. An increase in the average natural gas resale price and a reduction in the dispatch of Units 1 and 2 were the factors contributing to the increase in gas resale revenu es for the six months ended June 30, 1996 as compared to the corresponding period in the prior year. The increase in average natural gas resale prices generally resulted from the colder than normal temperatures in the Northeast region, which caused an increase in the demand for natural gas and put capacity constraints on natural gas pipelines.

Cost of revenues for the quarter and six months ended June 30, 1996 were approximately $29.8 million and $59.7 million as compared to $29.7 million and $58.2 million for the corresponding periods in the prior year, respectively. The largest component of the increase for the six months ended June 30, 1996 was fuel purchases which increased $1.1 million from the prior year. This increase is primarily due to the fuel escalation clauses contained in the firm fuel contracts.

Total other operating expenses for the quarter and six months ended June 30, 1996, of approximately $1.7 million and $3.6 million respectively, were comparable to the corresponding periods in the prior year.

Net interest expense for the quarter and six months ended June 30, 1996, of approximately $8.1 million and $16.5 million respectively, were comparable to the corresponding periods in the prior year.


Liquidity and Capital Resources

Net cash flows provided by operating activities for the quarter ended June 30, 1996 were approximately $3.3 million as compared to net cash flows used in operating activities of approximately $4.2 million for the corresponding period in the prior year. Net cash flows provided by operating activities increased from approximately $5.0 million for the six months ended June 30, 1995 to $18.6 million for the six months ended June 30, 1996. The increases in net cash flows provided by operating activities were primarily due to the $2.7 million and $8.4 million increases in net income from operations during the quarter and six months ended June 30, 1996, respectively. The remainder of the increases in net cash flows provided by operating activities during the quarter and six months ended June 30, 1996 were due to normally recurring cash receipts and disbursements within the Partnership's operating asset and liability accounts.

Net cash flows provided by investing activities increased from approximately $3.7 million for the quarter ended June 30, 1995 to $15.4 million for the quarter ended June 30, 1996. Net cash flows provided by investing activities increased from approximately $4.0 million for the six months ended June 30, 1995 to $4.2 million for the six months ended June 30, 1996. Net cash flows provided by investing activities primarily represent monies withdrawn from Funds pursuant to the Depositary and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent. Monies withdrawn from the Funds for the six months ended June 30, 1996 primarily represent distributions to the Partners. Monies withdrawn from the Funds for the six months ended June 30, 1995 primarily represent a one-time payment to GE Plastics and a distribution to the Partners.

Net cash flows used in financing activities increased from approximately $5.4 million for the quarter ended June 30, 1995 to $19.7 million for the quarter ended June 30, 1996. Net cash flows used in financing activities increased from approximately $10.2 million for the six months ended June 30, 1995 to $24.0 million for the six months ended June 30, 1996. The increase in cash flows used in financing activities is primarily due to a $19.4 million and $18.9 million increase in cash distributions during the quarter and six months ended June 30, 1996 offset by an approximate $5.3 million one-time payment to GE Plastics during the quarter and six months ended June 30, 1995.

Con Edison by a letter dated September 19, 1994, claimed the right to acquire that portion of Unit 2's firm natural gas supply not used in operating Unit 2, when Unit 2 is dispatched off-line or at less than full capability. The Con Edison Power Purchase Agreement contains no express language granting Con Edison any rights with respect to such excess natural gas. Nevertheless, Con Edison has argued that, since payments under the contract include fixed fuel charges which are payable whether or not Unit 2 is dispatched on-line, Con Edison is entitled to take delivery of any excess natural gas. The Partnership vigorously disputes the position adopted by Con Edison, based notably on the absence of any contractual provision according Con Edison the claimed rights but also on the fact that the Partnership has assumed the risk under the Con Edison Power Purchase Agreement that the fuel charges payable by Con Edison are insufficient to cover the costs actually incurred by the Partnership. By a letter dated May 23 , 1995, Con Edison indicated its intention to pursue the claim asserted in the September 19, 1994, letter. In the May 23, 1995 letter, Con Edison reserved the right to claim 100% of the margins derived from the sales of Unit 2's firm natural gas supply not used in operating Unit 2 (non-plant gas sales) and requested that the Partnership reduce the monthly amount invoiced to Con Edison by 50% of a calculated value of the non-plant gas sales. The Partnership strenuously objected to Con Edison's contentions and, at a meeting between the Partnership and Con Edison, Con Edison agreed to continue not to deduct any amount attributable to non-plant gas sales from payments made upon monthly invoices but stated it would do so under protest, pending further discussions between the parties. Since the commencement of commercial operations of Unit 2, the Partnership made and continues to make, from time to time, excess gas lay-off sales from Unit 2's gas supply. The Partnership does not intend to adjust the monthly i nvoices issued to Con Edison and continues to assert that Con Edison is not entitled to any revenues or margins derived from non-plant gas sales. In the event Con Edison were to pursue its asserted claim, the Partnership would expect to pursue all available legal remedies, but there can be no certainty that the outcome of such remedial action would be favorable to the Partnership or, if favorable, would provide for the Partnership's full recovery of its damages.

The Partnership's cash flows from the sale of electric output would be materially and adversely affected if Con Edison were to prevail in its claim to Unit 2's excess natural gas volumes and the related margins.


Niagara Mohawk PowerChoice Proposal

On October 6, 1995, Niagara Mohawk filed its "PowerChoice" proposal with the New York State Public Service Commission ("NYPSC"). On October 12, 1995, Niagara Mohawk filed a Report on Form 8-K with the Securities and Exchange Commission explaining the PowerChoice proposal (the "October 12 Statement"). In the October 12 Statement, Niagara Mohawk describes a number of related proposals to restructure the utility's business, including the reorganization of its assets and the renegotiation of its contracts with generators which, like the Partnership, are not regulated as utilities ("non-utility generators"). Niagara Mohawk has proposed that, if it cannot renegotiate its contracts with non-utility generators, it would take possession of such independent power projects through the power of eminent domain and subsequently sell such projects. In the October 12 Statement, Niagara Mohawk states that it has not ruled out the ultimate possibility of a filing for restructuring under Chapter 11 of the U.S. Bankruptcy Co de, should it not achieve its objectives under PowerChoice and other measures fail as well. The Partnership notes, however, Niagara Mohawk reported positive earnings during the fourth quarter of 1995 and is seeking electric rate increases for 1996 and 1997 in a filing with the NYPSC. In January 1996, it was reported that Niagara Mohawk's board of directors elected to eliminate its quarterly cash dividend on its common stock. Niagara Mohawk last paid a quarterly dividend on November 30, 1995. In April 1996, it was reported that Moody's Investors Service ("Moody's") downgraded the long-term credit ratings of Niagara Mohawk. Moody's reported that their action was based on the limited progress made in achieving the goals identified in Niagara Mohawk's PowerChoice proposal, among other financial concerns, which may ultimately lead to a voluntary bankruptcy filing. Moody's also reported that they gave Niagara Mohawk a "negative outlook" because of the level of uncertainty and potential volatility of the situatio n. In May 1996, it was reported that the NYPSC rejected Niagara Mohawk's filing request for an electric rate increase for 1996. The NYPSC is scheduled to consider an electric rate increase request for 1997 filed by Niagara Mohawk in early 1997. In addition, it was reported that Niagara Mohawk had positive earnings during the first and second quarters of 1996. The Partnership expresses no opinion with respect to the likelihood that all or any part of Niagara Mohawk's
PowerChoice proposal (including its features relating to non-utility generators) will eventually be adopted, in any form, by any or all of the parties involved, nor does the Partnership express an opinion with respect to the viability of Niagara Mohawk's proposed alternatives.

In furtherance of Niagara Mohawk's PowerChoice proposal, Niagara Mohawk announced on August 1, 1996 its offer to buyout 44 independent power contracts in a proposed transaction in which a combination of cash and securities of a newly structured Niagara Mohawk would be paid in exchange for cancellation of these contracts. On August 1, 1996, the Partnership received a generic proposal from Niagara Mohawk with respect to the inclusion of the Niagara Mohawk Power Purchase Agreement in this buyout offer. The Partnership is currently evaluating the proposal, which has been conditioned by Niagara Mohawk on a number of factors, the satisfaction of which is uncertain. Any settlement discussions with respect to the proposal will be governed by strict confidentiality requirements imposed by Niagara Mohawk and management expects that the substantive details of the buyout proposal would be subject to negotiation and modification. Accordingly, due to the preliminary nature and uncertainties of any such buyout discussio ns, the Partnership believes that it would not be meaningful to comment on any details of the proposal.

As a result of Niagara Mohawk's PowerChoice proposal, Standard & Poor's and Moody's have given the Bonds a "negative outlook". According to such rating agencies, these actions were motivated, in part, by the uncertainties surrounding the effects of the PowerChoice proposal on the Partnership, as well as by questions concerning the future financial stability of Niagara Mohawk.

For the quarter and six months ended June 30, 1996 electric sales to Niagara Mohawk accounted for approximately 17.3% and 15.7%, respectively, of total project revenues. The contract with Niagara Mohawk includes provisions which permit Niagara Mohawk to dispatch the Facility on the basis of economic, as well as operational considerations. The Partnership continues to believe that it has a valid and binding contract with Niagara Mohawk. The Partnership cannot yet determine, however, what effect, if any, Niagara Mohawk's activities regarding its PowerChoice proposal will have on the Partnership, its business or net operating revenues.

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

                         PART II.		OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
		 --------------------------------
(A)	Exhibits

	Exhibit No.	Description				                 Page No.
	----------  -----------                              -------
	  10.1		Fourth Amendment to Power Purchase	        16
				Agreement, dated as of June 26, 1996,
				between Selkirk Cogen Partners, L.P.
				(the "Partnership") and Niagara Mohawk
				Power Corporation sets forth new
				procedures for determining the Plant's
				Dependable Maximum Net Capability.

		27		Financial Data Schedule
				(For electronic filing purposes only)



(B)	Reports on Form 8-K

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



                                 	    SELKIRK COGEN PARTNERS, L.P.


Date: August 13, 1996	                 /s/    JMC SELKIRK, INC.
                                        --------------------------
 	                                            General Partner

Date: August 13, 1996	                 /s/    JOHN R. COOPER
                                        --------------------------
 	                                     Name:  John R. Cooper
                                         Title:	Senior Vice President and
		                                         and Chief Financial Officer