Form 10-K
period 1996-12-31
SELKIRK COGEN PARTNERS LP; SELKIRK COGEN FUNDING CORP
filed 1997-03-31
CIK 929540, 929518

CONFORMED COPY
                                                              ---------------
-----------------------------------------------------------------------------



                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1996

                       Commission File Number 33-83618

                         SELKIRK COGEN PARTNERS,L.P.
     (Exact name of Registrant (Guarantor) as specified in its charter)

                Delaware			             51-0324332
       (State or other jurisdiction of         (IRS Employer
        incorporation or organization)         Identification No.)

                      SELKIRK COGEN FUNDING CORPORATION
           (Exact name of Registrant as specified in its charter)

                Delaware			             51-0354675
       (State or other jurisdiction of         (IRS Employer
        incorporation or organization)         Identification No.)

               One Bowdoin Square, Boston, Massachusetts 02114
        (Address of principal executive offices, including zip code)

                               (617) 227-8080
            (Registrant's telephone number, including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                8.65% First Mortgage Bonds Due 2007, Series A
                8.98% First Mortgage Bonds Due 2012, Series A

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---	 ---
	Indicate by check mark if disclosure of  delinquent  filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                         ---
                     DOCUMENTS INCORPORATED BY REFERENCE
                                    None
----------------------------------------------------------------------------

          This  document  consists  of 67 pages of which this page is page 0.

                              TABLE OF CONTENTS

																       Page
																	   ----
                                   PART I

Item 1.		Business..................................................... 2

Item 2.		Properties...................................................14

Item 3.		Legal Proceedings............................................14

Item 4.		Submission of Matters to a Vote of Security Holders..........15

                                   PART II

Item 5.		Market for Registrant's Common Equity and Related
	   		Stockholder Matters..........................................16

Item 6.		Selected Financial Data......................................16

Item 7.		Management's Discussion and Analysis of Financial
			Condition and Results of Operations..........................17

Item 8.		Financial Statements and Supplementary Data..................26

Item 9.		Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure..........................26

                                  PART III

Item 10.	Directors and Executive Officers of the Registrant...........27

Item 11.	Executive Compensation.......................................28

Item 12.	Security Ownership of Certain Beneficial Owners and
			Management...................................................29

Item 13.	Certain Relationships and Related Transactions...............30

                                   PART IV

Item 14.	Exhibits, Financial  Statement Schedules, and Reports
			on Form 8-K..................................................31

                                   PART I

ITEM 1. BUSINESS
----------------

General

	Selkirk Cogen Partners, L.P. (the "Partnership") is a Delaware limited partnership that owns a natural gas-fired cogeneration facility in the Town of Bethlehem, County of Albany, New York (together with associated materials, ancillary structures and related contractual and property interests, the "Facility"). The Partnership was formed in 1989, and its sole business is
the ownership, operation and maintenance of the  Facility.   The  Partnership
has  long-term contracts to sell electric capacity and energy produced by the
Facility  to  Niagara  Mohawk   Power   Corporation  ("Niagara  Mohawk")  and
Consolidated Edison Company of New York, Inc. ("Con Edison") and steam produced by the Facility to GE Plastics, a core business of General Electric
Company  ("General  Electric").   See   "The  Facility  and  Certain  Project
Contracts, Niagara Mohawk" in this report for a discussion of certain developments related to the restructuring of the Partnership's Niagara Mohawk Power Purchase Agreement.

	Selkirk Cogen Funding Corporation (the "Funding Corporation"), a Delaware corporation, was organized in April 1994 to serve as a single-purpose
financing subsidiary of the Partnership.   All  of the issued and outstanding
capital stock of the Funding Corporation is owned by the Partnership.

	The Partnership and the Funding Corporation's principal executive offices are located at One Bowdoin Square, Boston Massachusetts 02114. The telephone number is (617) 227-8080.


The Partnership

	The managing general partner of the Partnership is JMC Selkirk, Inc. ("JMC Selkirk" or the "Managing General Partner"). The other general partner of the Partnership (together with JMC Selkirk, the "General Partners") is Cogen Technologies Selkirk GP, Inc. ("Cogen Technologies GP"). The limited partners of the Partnership (the "Limited Partners," and together with the General Partners, the "Partners") are JMC Selkirk, Pentagen Investors, L.P., formerly known as JMCS I Investors, L.P. ("Investors"), EI Selkirk, Inc. ("EI Selkirk") and Cogen Technologies Selkirk, L.P. ("Cogen Technologies LP").

	The Managing General Partner is responsible for managing and controlling the business and affairs of the Partnership, subject to certain powers which are  vested  in  the management committee of the Partnership (the "Management
Committee") under the  Partnership  Agreement.   Each  General  Partner has a
voting representative on the Management Committee, which, subject to  certain
limited  exceptions,  acts  by  unanimity.   Thus,  the General Partners, and
principally  the  Managing  General   Partner,   exercise  control  over  the

Partnership. JMCS I Management, Inc. ("JMCS I Management"), an affiliate of the Managing General Partner, is acting as the project management firm (the "Project Management Firm") for the Partnership, and as such is responsible for the implementation and administration of the Partnership's business under the direction of the Managing General Partner. Upon the occurrence of certain events specified in the Partnership Agreement, Cogen Technologies GP may assume the powers and responsibilities of the Managing General Partner and of the Project Management Firm. Under the Partnership Agreement, each General Partner other than the Managing General Partner may convert its general partnership interest to that of a Limited Partner.

	JMC Selkirk is an indirect, wholly-owned subsidiary of J. Makowski Company, Inc. ("J. Makowski Company"), and JMCS I Management is a direct,
wholly-owned   subsidiary  of  J.  Makowski  Company.   J.  Makowski  Company
develops, manages and owns interests in gas-fired electric generating facilities and natural gas supply and transportation projects. In August 1994, a controlling interest in J. Makowski Company was acquired by a special purpose corporation jointly owned by PG&E Generating Company, a subsidiary of PG&E Enterprises, and Bechtel Generating Company, a subsidiary of Bechtel Enterprises, Inc. Investors is a limited partnership of JMCS I Holdings,
Inc., JMC Selkirk, Inc. (each an affiliate of J. Makowski Company) and TPC Generating, Inc.

	Cogen Technologies GP and Cogen Technologies LP are  each  affiliates  of
Cogen  Technologies,  Inc.  ("Cogen  Technologies").   Cogen Technologies has
developed and owns interests in electric generating facilities.

	EI Selkirk is a wholly-owned subsidiary of GPU International, Inc. ("GPUI", formerly known as Energy Initiatives, Inc.) which in turn is a wholly-owned subsidiary of GPU, Inc. (formerly known as General Public Utilities Corporation), a registered electric utility holding company under
the Public Utility Holding Company Act of 1935, as amended  ("PUHCA").   GPUI
is actively engaged in the business of developing, owning and/or operating domestic and foreign independent power generation projects.


The Funding Corporation

	The Funding Corporation was established for the sole purpose of issuing $165,000,000 of 8.65% First Mortgage Bonds Due 2007 (the "Old 2007 Bonds")
and $227,000,000 of 8.98% First Mortgage Bonds Due 2012 (the "Old 2012 Bonds," and collectively with the Old 2007 Bonds, the "Old Bonds") for its own account and as agent acting on behalf of the Partnership pursuant to a Trust Indenture among Funding Corporation, the Partnership and Bankers Trust
Company, as trustee (the "Indenture").   A  portion  of the proceeds from the
sale of the Old Bonds was loaned to the Partnership in connection with financing its outstanding indebtedness and the remaining proceeds were loaned to  the  Partnership  (the  total  amount  of  such extensions of credit, the
"Partnership  Loans").    Subsequently,   in   November   1994,  the  Funding
Corporation and the Partnership offered to exchange (i) $165,000,000 of 8.65% First Mortgage Bonds Due 2007, Series A (the "New 2007 Bonds") for a like principal amount of Old 2007 Bonds, and (ii) $227,000,000 of 8.9 8% First Mortgage Bonds Due 2012, Series A (the "New 2012 Bonds," and collectively with the New 2007 Bonds, the "New Bonds"), and the New Bonds together with the  Old  Bonds, (the "Bonds") for a like principal amount of Old 2012 Bonds,
respectively, with the holders thereof.   On  December 12, 1994, the exchange
of all of the Old Bonds for the New Bonds was completed, and none of the  Old
Bonds  remain  outstanding.   The  obligations  of the Funding Corporation in
respect of the Bonds are unconditionally guaranteed by the Partnership (the "Guarantee").

	The Bonds, the Partnership Loans and the Guarantee are not guaranteed by,
or  otherwise  obligations  of,  the  Partners,  J.  Makowski  Company,   TPC
Generating,   Inc.,   PG&E  Enterprises,  Bechtel  Enterprises,  Inc.,  Cogen
Technologies, GPUI or any of their respective affiliates, other than the Funding Corporation and the Partnership. The obligations of the Partnership under the Partnership Loans and the Guarantee are secured by, among other things, a pledge by the General Partners of their respective general partnership interests in the Partnership and pledges by the shareholders of JMC Selkirk and of Cogen Technologies GP of the outstanding capital stock of each such General Partner.


The Facility and Certain Project Contracts

The Facility

	The Facility is located on an approximately 15.7 acre site leased from General Electric adjacent to General Electric's plastic manufacturing plant (the "GE Plant") in the Town of Bethlehem, County of Albany, New York (the "Facility Site"). The Facility is a natural gas-fired cogeneration facility which has a total electric generating capacity in excess of 345 megawatts ("MW") with a maximum average steam output of 400,000 pounds per hour ("lbs/hr"). The Facility consists of one unit ("Unit 1") with an electric generating capacity of approximately 79.9 MW and a second unit ("Unit 2") with an electric generating capacity of approximately 265 MW. The Public Utilities Regulatory Policies Act of 1978, as amended ("PURPA") defines a cogeneration facility as a facility which produces electric energy and forms of useful thermal energy (such as heat or steam), used for industrial, commercial, heating or cooling purposes, through the sequential use of one or more energy inputs. In the case of the Facility, the Faci lity uses natural gas as its primary fuel input to produce electric energy for sale to Niagara Mohawk and Con Edison and to produce useful thermal energy in the form of steam for sale to General Electric for industrial purposes. The Facility is a "topping-cycle cogeneration facility," which means that when  the  Facility is operated in a combined-cycle mode, it uses natural gas or fuel oil to produce electricity, and the reject heat from power production is then used to provide steam to General Electric.  Unit 1 and Unit 2 have  been  designed
to   operate   independently   for  electrical  generation,  while  thermally
integrated for steam generation, thereby optimizing efficiencies in the combined performance of the Facility. A properly designed and constructed cogeneration facility is able to convert the energy contained in the input fuel source to useful energy outputs more efficiently than typical utility
plants.   The  Facility  has  been  certified  as   a   qualifying   facility
("Qualifying Facility") in accordance with PUR PA and the regulations promulgated thereunder by the Federal Energy Regulatory Commission ("FERC").

Niagara Mohawk

	On October 6, 1995, Niagara Mohawk filed its "PowerChoice" proposal with the New York State Public Service Commission ("NYPSC"). On October 12, 1995, Niagara Mohawk filed a Report on Form 8-K with the Securities and Exchange Commission (the "Commission") explaining the PowerChoice proposal (the
"PowerChoice  Statement").   In  the  PowerChoice  Statement,  Niagara Mohawk
describes a number of related proposals to restructure the utility's business, including the reorganization of its assets and the renegotiation of its contracts with generators which,  like the Partnership, are not regulated
as utilities ("non-utility generators").   In  connection  with  PowerChoice,
Niagara Mohawk filed a Report on Form 8-K on March 10, 1997 with the Commission in which it announced an agreement in principle to restructure or terminate 44 power purchase contracts. Among the contracts which is proposed to be restructured is the Niagara Mohawk Power  Purchase  Agreement  for  the
electric  output  of  Unit  1.   Pursuant  to the agreement in p rinciple and
subject to negotiation as described below, the parties propose to restructure the Niagara Mohawk Power Purchase Agreement to provide for payments from Niagara Mohawk which may be under one or more pricing arrangements for up to 12 years in lieu of the rates which would be payable under the current Niagara Mohawk Power Purchase Agreement.

	The details of the price arrangements as well as other possible contract modifications are yet to be negotiated, and implementation of the agreement in principle is subject to a number of significant conditions, including execution of binding agreements; any requisite corporate, partnership and shareholder approvals; NYPSC approval of the agreement in principle and other related transactions; other state and federal approvals; the resolution of all tax issues; and obtaining required amendments or waivers under existing credit agreements and third-party contracts, including, with respect to the Partnership, satisfying certain standards under the Indenture relating to the absence of material adverse changes and the maintenance of required projected debt service coverage ratios or receiving any required approval of holders of the Bonds or other creditors.

	The Partnership, as a party to the agreement in principle, is committed to negotiate to reach agreement on a restructured power purchase agreement; however, the Partnership expresses no opinion with respect to the likelihood that all of the conditions to implementation of the agreement in principle will be met or that all of the other elements of PowerChoice will be realized. Further, the Partnership expresses no opinion with respect to the viability of Niagara Mohawk's proposed alternatives should PowerChoice fail, such as Niagara Mohawk's proposal to take possession of independent power projects through the power of eminent domain and to thereafter sell such projects or Niagara Mohawk's position that it has not ruled out the ultimate possibility of a filing for restructuring under Chapter 11 of the U.S. Bankruptcy Code as set forth in the PowerChoice Statement. Nevertheless, in the absence of agreement on a definitive restructured power purchase agreement, the Partnership continues to believe that the Niagara Mohawk Power Purchase Agreement is a valid and binding contract with Niagara Mohawk. Until negotiations on the restructured power purchase agreement advance further, the Partnership will not be able to determine what effect, if any, the restructured power purchase  agreement  or  the PowerChoice proposal will
have on the Partnership, its business or net  operating  revenues.   For  the
year ended December 31, 1996, electric sales to Niagara Mohawk accounted for approximately 17.1% of total project revenues.

	As a result of the announcement of the agreement in principle, Standard & Poor's has placed the Bonds on credit watch "with negative implications," based in part on its analysis of Form 8-K recently filed by Niagara Mohawk and the Partnership, respectively and  its  belief that the restructuring has the potential to erode cash flow coverage derived  from  long-term  contracts
supporting  the  Bonds.   As  of  the  date of this report, Moody's Investors
Service has not changed its rating or its "negative outlook" on the Bonds.

	Unit 1 commenced commercial operation on April 17, 1992 and is selling at least 79.9 MW of electric capacity and associated energy to Niagara Mohawk under the current long-term contract that allows Niagara Mohawk to schedule Unit 1 for dispatch on an economic basis (the "Niagara Mohawk Power Purchase
Agreement").   The  term of the Niagara Mohawk Power Purchase Agreement is 20 years from the date of initial commercial operation of Unit 1. The Niagara Mohawk Power Purchase Agreement provides for four payment components: (i) a capacity payment, (ii) an energy payment, (iii) a transportation payment and
(iv) an operation and maintenance ("O&M") payment. The capacity payment and portions of the transportation and O&M payments are fixed charges to be paid whether or not Unit 1 is dispatched on-line, subject, in the case of the capacity payment, to certain discounts and rebates in accordance with the Niagara Mohawk Power Purchase Agreement. The energy payment and portions of the transportation and O&M payments are variable charges based on electricity produced by Unit 1 and delivered to Niagara Mohawk. Pursuant to an agreement which, in part, amends and supplements the Niagara Mohawk Power Purchase Agreement, the Partnership and Niagara Mohawk have agreed that the 10% reduction in the Partnership's rates which would otherwise be triggered under the Niagara Mohawk Power Purchase Agreement as a result of Unit 1's exceeding the 80 MW output limitation imposed on a New York State co-generation facility will not apply to the Partnership, subject to the receipt of any regulatory approvals or the adoption of any legislation that may be required. Niagara Mohawk and the Partnership have subsequently confirmed that no additional regulatory approvals or legislation is necessary, and have agreed that Unit 1 may exceed the 80 MW limit during specific transactions authorized by Niagara Mohawk. As of the date of this report, the Partnership has sold output in excess of 80 MW from Unit 1 only to Niagara Mohawk.

	Niagara Mohawk owns, operates and maintains interconnection facilitie for the combined Facility in accordance with separate Unit 1 and Unit 2 interconnection agreements. The Unit 1 interconnection facility is necessary to effect the transfer of electricity produced at Unit 1 into Niagara Mohawk's power grid at the delivery point adjacent to Unit 1. Since Unit 1 is interconnected directly to Niagara Mohawk's power grid, no transmission services are required for the delivery of power under the Niagara Mohawk Power Purchase Agreement. The Unit 2 interconnection facility is necessary to effect the transfer of electricity produced at Unit 2 into Niagara Mohawk's transmission system. Pursuant to a transmission services agreement, Niagara Mohawk has agreed to provide firm transmission services from Unit 2 to the point of interconnection between Niagara Mohawk's transmission system and Con Edison's transmission system for a period of 20 years from the date of the commencement of commercial operation of Unit 2. The Partnership does not expect a restructuring of the Niagara Mohawk Power Purchase Agreement to have any effect on Unit 2 transmission services provided by Niagara Mohawk.

Con Edison

	Unit 2 commenced commercial operation on September 1, 1994 and is selling 265 MW of electric capacity and associated energy to Con Edison under a long-term contract that allows Con Edison to schedule Unit 2 for dispatch on an economic basis (the "Con Edison Power Purchase Agreement," and together with the Niagara Mohawk Power Purchase Agreement, the "Power Purchase Agreements"). The Con Edison Power Purchase Agreement has a term of 20 years from the date of commencement of commercial operation of Unit 2, subject to a
10-year extension under certain  conditions.   The  Con Edison Power Purchase
Agreement provides for four payment components:  (i) a capacity payment, (ii)
a fuel payment, (iii) an O&M  payment  and  (iv)  a  wheeling  payment.   The
capacity payment, a portion of the fuel payment, a portion of the O&M payment, and the wheeling payment are fixed charges to be paid on the basis of plant availability to operate whether or not Unit 2 is dispatched on-line.
The variable portions of the fuel payment and O&M p ayment are payable  based on  the amount of electricity produced by Unit 2 and delivered to Con Edison.
The total fixed and variable fuel payment is capped at a ceiling price established (and is subject to adjustment) in accordance with the Con Edison Power Purchase Agreement, and includes a component, which is equal to one-half of the amount by which Unit 2's actual fixed and variable fuel
commodity and transportation costs differs from the ceiling price.   For  the
year ended December 31, 1996 electric sales to Con Edison accounted for approximately 67.2% of total project revenues.

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

Partnership and Con Edison, Con Edison agreed to continue not to deduct any amount attributable to non-plant gas sales from payments made upon monthly invoices but stated it would do so under protest, pending further discussions between the parties. Since the commencement of commercial operations of Unit 2, the Partnership made and continues to make, from time to time, excess gas lay-off sales from Unit 2's gas supply. The Partnership does not intend to adjust the monthly in voices issued to Con Edison and continues to assert that Con Edison is not entitled to any revenues or margins derived from non-plant gas sales. In the event Con Edison were to pursue its asserted claim, the Partnership would expect to pursue all available legal remedies, but there can be no certainty that the outcome of such remedial action would be favorable to the Partnership or, if favorable, would provide for the Partnership's full recovery of its damages.

	The Partnership's cash flows from the sale of electric output would be materially and adversely affected if Con Edison were to prevail in its claim to Unit 2's excess natural gas volumes and the related margins.

General Electric

	Pursuant to a steam sales agreement with General Electric (the "Steam Sales Agreement"), the Partnership is obligated to sell up to 400,000 lbs/hr of the thermal output of Unit 1 and Unit 2 for use as process steam at the GE Plant adjacent to the Facility for a term extending 20 years from the date of
commercial operations of Unit 2.   The Partnership charges General Electric a
nominal price for steam delivered to General Electric in an amount up to the annual equivalent of 160,000 lbs/hr during each hour in which the GE Plant is
in  production  (the  "Discounted  Quantity").   Steam sales in excess of the
Discounted Quantity are priced at General Electric's avoided variable direct cost, subject to an "annual true-up" to ensure that General Electric receives the annual equivalent of the Discounted Quantity at nominal pricing.

	Pursuant to the Steam Sales Agreement General Electric may implement productivity or energy efficiency projects in its manufacturing processes, including projects involving the production of steam within the GE Plant commencing in 1996. General Electric has informed the Partnership of its intent to implement an energy efficiency project in 1997 that would reduce the quantity of steam required by the GE Plant. Under the energy efficiency project, General Electric anticipates managing its annual average steam demand at 160,000lbs/hr. If General Electric is able to manage its annual average steam demand at 160,000lbs/hr then the Partnership's steam revenues would be reduced to the nominal amount General Electric is charged for the annual equivalent of 160,000lbs/hr. For the year ended December 31, 1996 steam sales to General Electric accounted for approximately 1.6% of total project revenues. The energy efficient project does not relieve General Electric of its contractual obligation to purchase the minimum thermal output necessary for the Facility to maintain its status as a Qualifying Facility.

Unit 1 Gas Supply and Transportation

	To supply natural gas needed to operate Unit 1, the Partnership entered in to a gas supply agreement with Paramount Resources Ltd. ("Paramount") on a firm 365-day per year basis for a 15-year term beginning November 1, 1992 (the "Paramount Contract"). The Paramount Contract requires Paramount to maintain a level of recoverable reserves and deliverability from its dedicated reserves through the term of the Paramount Contract. Paramount must demonstrate that it meets the recoverable reserves and deliverability requirements in an annual report to the Partnership. The Partnership entered
into  certain  long-term   contracts   (collectively,   the   "Unit   1   Gas
Transportation Contracts") for the transportation of the Unit 1 natural gas volumes on a firm 365-day per year basis with TransCanada Pipelines Limited, Iroquois Gas Transmissions System, L.P. and Tennessee Gas Pipeline Company. Each of the Unit 1 Gas Transportation Contracts has a term of 20 years
beginning November 1,  1992.   Either  the  Partnership  (at Niagara Mohawk's
direction or on its own initiative) or Paramount may  require  renegotiation, not more frequently than annually, of the commodity charge and/or method of escalation and, failing agreement (including Niagara Mohawk's concurrence), these pricing issues may be submitted to arbitration binding on the
Partnership,  Paramount  and  Niagara   Mohawk.    The   Paramount   Contract
establishes an arbitration and renegotiation procedure which coordinates with the Niagara Mohawk Power Purchase Agreement. The Partnership cannot, at this time, determine what effect, if any, a restructuring of the Niagara Mohawk Power Purchase Agreement will have on the volumes and pricing of natural gas purchases under the Paramount Contract or whether modifications to the terms of this contract will be required in conjunction with any restructuring of the Niagara Mohawk Power Purchase Agreement.

Unit 2 Gas Supply and Transportation

	To supply natural gas needed to operate Unit 2, the Partnership entered into gas supply agreements with Imperial Oil Resources, PanCanadian Petroleum Limited and Producers Marketing Ltd. (formerly known as Atcor Limited) (collectively, the "Unit 2 Gas Supply Contracts"), each on a firm 365-day per
year  basis.   Each  of  the  Unit  2 Gas Supply Contracts has a 15-year term beginning November 1, 1994. The Unit 2 gas suppliers have supported their delivery obligations to the Partnership with their respective corporate
warranties.   The  Unit 2 Gas Supply Contracts are not supported by dedicated
reserves.   The  Partnership   entered   into   certain  long-term  contracts
(collectively,  the  "Unit  2  Gas   Transportation   Contracts")   for   the
transportation of the Unit 2 natural gas volumes on a firm 365-day per year basis with TransCanada Pipelines Limited, Iroquois Gas Transmissions System,
L.P.  and  Tennessee  Gas  Pipeline  Company.   Each  of  the  Unit   2   Gas
Transportation Contracts has a term of 20 years beginning November 1, 1994.

Fuel Management

	The Partnership, through the Project Management Firm, manages the Facility's fuel arrangements. The Partnership attempts to direct the supply and transportation of natural gas to  Unit  1  and Unit 2 under its long-term gas supply and transportation contracts so as to have  sufficient  quantities of natural gas available at the Facility to meet the scheduled deliveries of electricity to Niagara Mohawk and Con Edison. In addition, the Partnership endeavors to take advantage of market opportunities, as available, to resell its long-term, firm natural gas volumes at favorable prices relative to their costs and relative to the cost of substitute fuels. These opportunities include resales of excess natural gas supplies ("gas resales") when Unit 1 or Unit 2 is dispatched off-line or at less than full capacity, and "peak shaving" arrangements whereby the Partnership grants to local distribution companies or other purchasers a call on a specified portion of the Partnership's firm natural gas supply for a specified num ber of days during
the  winter  season.   At  such  times   as  the  purchaser  calls  upon  the
Partnership's firm natural gas supply under a peak shaving arrangement, the Partnership intends to operate on No. 2 fuel oil or, if available, interruptible natural gas supplies. Typically, the Partnership's liability for failure to deliver  natural  gas  when  called  for  under a peak shaving
agreement  is  to  reimburse  the  purchaser  for  its   prudently   incurred
incremental costs of finding a replacement supply of natural gas. The Partnership attempts to schedule firm gas transportation services to meet its requirements to fuel Unit 1 and Unit 2 and to meet its gas resales and peak shaving sales commitments without incurring penalties for taking natural gas above or below amounts nominated for delivery from the gas transporters. The Partnership supplements its contracted firm transportation to the extent necessary to make gas resales and peak shaving sales by entering into agreements for interruptible transportation service. In m anaging Unit 2's fuel arrangements, the Partnership, through the Project Management Firm, intends to take into account that the Partnership must purchase a minimum annual quantity of natural gas under the Unit 2 Gas Supply Contracts, subject to true-up procedures, to avoid reduction of the maximum daily contract quantity under such agreements.

	Unit 1 and Unit 2 have the capability to operate on No. 2 fuel oil and are able to switch fuel sources from natural gas to fuel oil, and back,
without interrupting the generation of electricity.   The  Partnership's  air
permit  allows the Facility to burn oil for a maximum of 2,190 hours per year
(91.25 days  per  year)  at  full  capacity.   The  Partnership currently has
on-site storage for approximately one million gallons of fuel oil, a supply sufficient to run all three gas turbines constituting the Facility for approximately one and a half days at full capacity without refilling. The
Partnership purchases fuel oil  on  a  spot  basis.   The  Facility  Site  is
approximately five miles from the Port of Albany, New York, a major oil terminal area. In addition, several major oil companies supply No. 2 fuel oil in the Albany area through leased storage or throughput arrangements. Fuel oil is transported to the Facility by truck.

Customers/Competition

	Niagara Mohawk is an investor-owned utility engaged in the production, transmission and distribution of electrical energy and natural gas to customers in upstate New York.

	Con Edison is an investor-owned utility engaged in the production, transmission and distribution of electrical energy and natural gas to New York City (except portions of Queens) and most of Westchester County, New York.

	GE  Plastics,  a  core  business  of   General   Electric,   manufactures
high-performance   engineered   plastics   used   in   applications  such  as
automobiles,  housings  for  computers  and  other  business  equipment.   GE
Plastics sells worldwide to a diverse customer base consisting mainly of manufacturers.

	The demand for power in the United States traditionally has been met by utility construction of large-scale electric generation projects under rate-base regulation. PURPA removed certain regulatory constraints relating to the production and sale of electric energy by eligible non-utilities and required electric utilities to buy electricity from various types of non-utility power producers under certain conditions, thereby encouraging
companies  other  than  electric  utilities  to  enter  the  electric   power
production   market.    Concurrently,   there  has  been  a  decline  in  the
construction of large generating plants  by electric utilities.  In addition, to independent  power  producers,  subsidiaries  of  fuel  supply  companies,
engineering   companies,   equipment   manufacturers   and  other  industrial
companies, as well as subsidiaries of regulated utilities, have entered the non-utility power market. The Partnership has long-term contracts to sell electric generating capacity and energy from the Facility to Niagara Mohawk and Con Edison; therefore, subject to the effect of any restructured Niagara Mohawk Power Purchase Agreement it does not expect competitive forces tohave a significant effect on its business. Nevertheless, each of these Power Purchase Agreements permits the purchasing utility to schedule the Unit for dispatch on an economic basis, which takes into account the variable cost of electricity to be delivered by the Unit compared to the variable cost of
electricity  available  to  the   purchasing   utility  from  other  sources.
Accordingly, competitive forces  may  have  some  effect  on  the  Facility's
dispatch  levels.   Furthermore,  if and when the restructured Niagara Mohawk
Power Purchase Agreement goes into effect, the Partnership would anticipate marketing, under certain conditions, the electric output of Unit 1 to purchasers other than Niagara Mohawk based on market conditions then in effect. The Partnership cannot, at this time, determine what effect, if any, the impact  of  such  competitive  sales  will  have  on  the  Partnership' s
financial condition or results of  operation.   See  "Item  7.   Management's
Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Facility's dispatch levels.

Seasonality

	The Partnership's reliance on its power producer's customer demand results in the Facility's dispatch being somewhat affected by seasonality. Niagara Mohawk's residential customer demand peaks during the colder winter months due to customer reliance on electric heat, and Con Edison's commercial customer demand peaks during the warmer summer months due to customer
reliance on air  conditioning  in  office  buildings.   In  addition, the gas
resale market is also somewhat seasonal in nature, with the cold winter months tending to drive up the price of natural gas.

Regulations and Environmental Matters

	The Partnership must sell an aggregate annual average of approximately 80,000 lbs/hr from Unit 1 and Unit 2 combined for use as process stream by General Electric and must satisfy other operating and ownership criteria in order to comply with the requirements for a Qualifying Facility under PURPA.
If the Facility were to fail to meet such criteria, the Partnership may become subject to regulation as a subsidiary of a holding company, a public utility company or an electric utility company under PUHCA, the Federal Power
Act (the "FPA") and state utility laws. If the Facility loses its Qualifying Facility status, its Power Purchase Agreements will be subject to the jurisdiction of the FERC under the FPA. The Partnership may nevertheless be exempt from regulation under PUHCA if it maintains "exempt wholesale
generator"  status.   In  1994,  the  Partnership  filed  with  the  FERC  an
Application for Determination of Exempt Wholesale Generator Status, which was granted by the FERC.

	In addition to being a Qualifying Facility, Unit 1, prior to the commencement of operations by Unit 2, was a New York State co-generation facility under the New York Public Service Law and consequently exempt from most regulation otherwise applicable under that law to Unit 1's steam and
electric   operations.   The  Partnership  has  obtained  from  the  NYPSC  a
declaratory order that the Facility will not be subject to regulation as an electric corporation, steam corporation or gas corporation under the New York Public Service Law, except to the extent necessary to implement safety and
environmental  regulation.   Under  certain circumstances, and subject to the
conditions set forth in the Indenture, the Partnership may become subject to regulation under the New York Public Service Law as an electric corporation, steam corporation or gas corporation. For example, if the Partnership were to engage in sales of electricity to General Electric at the GE Plant, the Partnership could be deemed an electric corporation.

	While the NYPSC has specifically authorized Unit 1 and Unit 2 to be thermally integrated, the NYPSC has stated that Unit 1 and Unit 2 may not be electrically interconnected (i.e., the net electrical output of Unit 1's gas turbine and steam turbine must be dedicated to the Niagara Mohawk Power Purchase Agreement and the net electrical output of Unit 2's turbines and steam turbine must be dedicated to the Con Edison Power Purchase Agreement).

	All regulatory approvals currently required to operate the combined Facility have been obtained. The Partnership is subject to federal, state, and local laws and regulations pertaining to air and water quality, and other
environmental  matters.   In response to regulatory change, and in the course
of normal business, the Partnership files requisite documents and applies for a variety of permits, modifications, renewals and regulatory extensions. It is not possible to ascertain with certainty when or if the various required governmental approvals and actions which are petitioned will be accomplished, whether modifications of the Facility will be required or, generally, what effect existing or future statutory action may have upon Partnership operations.

	The 1990 amendments to the Federal Clean Air Act (the "1990 Clean Air Amendments") require a large number of rulemaking and other actions by the United States Environmental Protection Agency (the "EPA" or the "Agency") and
the New York State Department of Environmental Conservation (the "DEC").  The
DEC has adopted regulations for New York State's (the "State") operating permit program consistent with the requirements of Title V of the 1990 Clean
Air  Act  Amendments  and  has received interim final approval of the State's
program from the  EPA.   Pursuant  to  the  State's  program  the Facility is
required to obtain a new operating permit and submit an application to the DEC for the same prior to June 9, 1997. Except as set forth herein below, no material proceedings have been commenced or, to the knowledge of the Partnership, are contemplated by any federal, state or local agency against the Partnership, nor is the Partnership a defendant in any litigation with respect to any matter relating to the protection of the environment.

	In December 1995, the Partnership received a letter from the EPA requesting revision of periodic air emission reporting to the Agency. The Partnership tendered an interim response to the inquiry in January 1996. Although mutual consensus regarding a reporting format is anticipated, the Partnership cannot determine what, if any, actions could potentially be taken by the EPA.

	In January 1997, the Partnership received a letter from the EPA indicating that the Agency completed its statutorily required review of the Facility's Facility Response Plan ("FRP"), as submitted to the EPA in September of 1994 pursuant to the codified requirements of the Oil Pollution
Control  Act  of  1990.   Accompanying this letter the Partnership received a
listing of requested administrative revisions to the FRP. In February 1997 the Facility underwent an FRP field inspection and in March 1997, the Partnership received a letter from the EPA indication that there were no "site specific violations" identified during the field inspection. Although mutual consensus regarding the administrative revisions to, and format of, the Facility's FRP is anticipated, the Partnership cannot determine what, if any, actions could potentially be taken by the EPA.


Employees

	The Partnership has no  employees.   The Project Management Firm provides
overall management and administration services to the Partnership pursuant to
a Project Administrative Services Agreement.   The  Project  Management  Firm
provides ten site employees and support personnel in its Boston and Bethesda offices, who manage Unit 1 and Unit 2 on a combined basis.

	General Electric through its O&M Services component (the "Operator") provides operation and maintenance services for the Facility pursuant to an
Amended   and  Restated  Operation  and  Maintenance  Agreement  between  the
Partnership and General Electric (the "O&M Agreement"). The Operator has substantial experience in operating and maintaining generating facilities using combustion turbine and combined cycle technology and provides 32 employees to operate the Facility.

ITEM 2.  PROPERTIES
-------------------

	The Facility is located in the Town of Bethlehem, County of Albany, New York, on approximately 15.7 acres of land (the "Facility Site") leased by the
Partnership from General  Electric.   In  addition, the Partnership laterally
owns an approximately 2.1 mile pipeline which is used for the  transportation of  natural  gas  from  a  point of interconnection with Tennessee's pipeline
facilities to  the  Facility  Site.   General  Electric  has  granted certain
permanent easements for the location of certain of the Unit 1 and Unit 2 interconnection facilities and other structures.

	The Partnership has leased the Facility to the Town of Bethlehem Industrial Development Agency (the "IDA") pursuant to a facility lease agreement. The IDA has leased the Facility back to the Partnership pursuant
to  a  sublease  agreement.   The IDA's participation exempts the Partnership
from certain mortgage recording taxes, certain state and local real property taxes and certain sales and use taxes within New York State.


ITEM 3.  LEGAL PROCEEDINGS
----------------------------

	The Partnership is party to the legal proceedings described below.

Gas Transportation Proceedings

	As part of the ordinary course of business, the Partnership routinely files complaints and intervenes in rate proceedings filed with the FERC by its gas transporters, as well as related proceedings. Currently pending proceedings primarily relate to filings made by Tennessee Gas Pipeline Company ("Tennessee") seeking changes to its operating terms and conditions,
rate  adjustments  and  authority   to   collect  additional  costs  for  gas
transportation  services.   However,  the  Partnership  has  entered  into  a
settlement with Tennessee, subject to FERC approval, that will resolve a substantial number of these proceedings.

Curtailment

	In August 1992, Niagara Mohawk filed a petition requesting the NYPSC to authorize Niagara Mohawk to curtail purchases from, and avoid payment obligations to, non-utility generators, including Qualifying Facilities such as the Facility during certain periods. Niagara Mohawk claimed that such curtailment would be consistent with PURPA, and the regulations promulgated
thereunder,  which  contemplates   utilities'   curtailing   purchases   from
Qualifying  Facilities  under  certain  circumstances.   In October 1992, the
NYPSC initiated a proceeding to investigate whether conditions existed justifying the exercise of the PURPA curtailment rights and, if so, to determine the procedures for implementing PURPA curtailment rights. Con Edison also filed a petition in this proceeding seeking to implement PURPA
curtailment rights during  certain  periods.   An  administrative  law  judge
appointed  by the NYPSC held hearings during the spring of 1993, however, his
opinion was never  released.   On  August  30,  1996  the  NYPSC reopened the
curtailment proceedings and directed an administrative law judge to prepare a
recommended decision under an abbreviated  deadline.   In  light  of  Niagara
Mohawk  reaching  agreement in principle to restructure or terminate 44 power
purchase contracts (see Part I  Item  1.   Business- The Facility and Certain
Project Contracts- Niagara Mohawk for discussion of the agreement in principle), the NYPSC did not present a ruling in the case. The Partnership expects that any agreement which it enters into with Niagara Mohawk to implement the agreement in principle will waive Niagara Mohawk's right, if any, to curtail purchases from the Partnership.

	In any event, the Partnership has taken the position in this proceeding that it should not be subject to curtailment as a result of this proceeding , even if the NYPSC grants Niagara Mohawk and Con Edison some measure of generic curtailment rights. The Partnership's position is based in part on the fact that neither Niagara Mohawk nor Con Edison bargained for an express curtailment right in its Power Purchase Agreement and the Partnership agreed to permit Niagara Mohawk and Con Edison to direct the dispatch of the relevant Unit. Nevertheless, both Niagara Mohawk and Con Edison have refused to expressly waive their claimed curtailment rights against dispatchable facilities and have not agreed to exem pt the Facility from curtailment, notwithstanding the absence of contractual language in the Power Purchase
Agreements granting the utilities this right.   If  Niagara  Mohawk  and  Con
Edison were to receive NYPSC authorization to curtail power purchases from Qualifying Facilities including dispatchable facilities, they may seek to implement curtailment with respect to the Partnership by avoiding not only energy payments but also capacity payments during periods in which the
Facility is curtailed.   Such  a  reduction  in  energy payments and capacity
payments  could  materially  and  adversely  affect  the  Partnership's   net
operating revenues.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

	None.

                                   PART II


ITEM  5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND RELATED STOCKHOLDER
-----------------------------------------------------------------------------
MATTERS
-------

	There is no established public market for Funding Corporation's common stock. The 10 issued and outstanding shares of common stock of Funding Corporation, $1.00 par value per share, are owned by the Partnership. All of the common equity of the Partnership is held by the Partners and, therefore, there is no established public market for the Partnership's common equity.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

	From its inception in December 1989 until Unit 1 commenced commercial operation in April 1992, the Partnership was in the development stage. Accordingly, no results of operation information is presented for fiscal year 1992. Unit 1 and Unit 2 began commercial operations on April 17, 1992 and September 1, 1994, respectively. The selected financial data set forth below should be read in conjunction with the financial statements, related notes and other financial information included elsewhere herein.

						         Year Ended                Nine Months Ended
				                December 31, 	              December 31,
						 ----------------------------	   -----------------
				         1996        1995        1994       1994       1993
						 ----		 ----		 ----		----	   ----
                                          (in thousands)

Statement of Operations
 Data:
  Operating revenues    $174,442   $155,778   $ 72,707   $ 61,450   $ 32,839
  Cost of revenues	     119,747    114,491     52,331     44,238     26,430
  Other operating
   expenses	               6,669      7,174      5,009      4,090      2,944
  Operating income	      48,026     34,113     15,367     13,122      3,465
  Net interest
   expense		          32,844     32,392     17,094     14,621      7,504
  Write-off of
   deferred finance
   charges and interest
   rate hedge              ---         ---      34,885     34,885       ---
						--------   ---------  ---------	 ---------	---------
  Net income (loss)	    $ 15,182   $   1,721  $(36,612)  $(36,384)  $ (4,039)
					    --------   ---------  ---------  ---------  ---------
						--------   ---------  ---------  ---------  ---------


			   	                   December 31,              March 31,
							 -----------------------     ----------------
			 	             1996      1995	    1994 	  1994       1993
							 ----      ----     ----      ----       ----
						                  (in thousands)

Balance Sheet Data:
  Plant and equipment
   (net)      	        $334,229   $346,285   $354,440   $ 90,083   $ 93,372
  Construction
   work-in-progress	       ---        ---       ---       225,171    104,939
  Total assets		     401,454    416,080    441,555    347,757    227,893
  Long-term debt and
   bonds                 389,253    391,420    392,000    332,929    217,227
  Partners' capital	     (18,810)     1,530     20,821        360      4,627

Supplementary Financial Information

	The following is a summary of the quarterly results of operations for the nine months ended December 31, 1994 and the years ended December 31, 1995 and December 31, 1996.

			    	                 Three Months Ended (unaudited)
						   --------------------------------------------------
			               March 31      June 30    September 30  December 31
						   --------		 -------	------------  -----------
											(in thousands)
Nine Months Ended
   December 31, 1994
--------------------
  Operating revenues                    $ 10,392       $ 15,646     $ 35,412
  Gross profit   	                       2,327          4,913        9,972
  Net income (loss)                      (35,824)          (465)         (95)

Year Ended
   December 31, 1995
---------------------
  Operating revenues       $ 39,130     $ 39,437       $ 37,349     $ 39,862
  Gross profit   	 	     10,640        9,771	      9,626	      11,250
  Net income (loss)             523         (168)             7	       1,359

Year Ended
   December 31, 1996
--------------------
  Operating revenues       $ 46,405     $ 42,109	   $ 41,139	    $ 44,789
  Gross Profit			     16,572       12,276         11,569       14,278
  Net income (loss)	          6,275        2,491          1,716	       4,700


ITEM  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Overview

	The Partnership owns a natural gas-fired, combined-cycle cogeneration facility consisting of two units, with revenues derived primarily from sales of electricity and, to a lesser extent, from sales of steam and natural gas. Unit 1 and Unit 2 began commercial operations on April 17, 1992 and September
1, 1994, respectively.   The  Partnership  had  improved operating results in
1996, due principally to increased electric and gas resale revenues.   During
1996, approximately $35.5 million was released for distribution to the partners.

Results of Operations

Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

	The Partnership earned net income of $15.2 million for the year ended December 31, 1996 as compared to net income of $1.7 million for the corresponding period in the prior year. The increase in net income is due primarily to the increase in electric and gas resale revenues which was primarily due to increased dispatch and capacity of Unit 1, higher contract energy rates due to higher fuel index prices for Unit 2 and an increase in average natural gas resale prices.

	Total  revenues  for  the year ended December 31, 1996 were approximately
$174.4  million  as  compared   to   approximately  $155.8  million  for  the
corresponding period in the prior year.

Electric Revenues (dollars and kWh's in millions):

					               For the Year Ended
                 December 31, 1996                    December 31, 1995
		 ----------------------------------  --------------------------------
	     Dollars  kWh's  Capacity  Dispatch  Dollars  kWh's Capacity Dispatch
         -------  -----  --------  --------  -------  ----- -------- --------
Niagara
Mohawk     29.9    303.1   44.81%    54.50%    27.5    293.6  41.95%  44.13%
Con
Edison    117.2  1,622.7   69.71%    87.61%   110.1  1,781.1  76.69%  85.42%

	The "capacity factor" of Unit 1 and Unit 2 is the amount of energy produced by each Unit in a given time period expressed as a percentage of the total contract capability amount of potential energy production in that time period.

	The "dispatch factor" of Unit 1 and Unit 2 is the number of hours scheduled by each Units power purchaser (regardless of output level) in a given time period expressed as a percentage of the total number of hours in that time period.

	Revenues from Niagara Mohawk increased $2.4 million for the year ended December 31, 1996 as compared to the corresponding period in the prior year. Energy delivered to Niagara Mohawk was sold primarily at full contract rates for the year ended December 31, 1996, whereas energy delivered to Niagara Mohawk during the twelve months ended December 31, 1995 was primarily sold under special dispatch arrangements. During 1995, the Partnership frequently entered into special dispatch arrangements with Niagara Mohawk, at times when the Unit would have otherwise been dispatched off line, which called for the pricing of delivered energy at variable rates less than full contract rates. Revenues for energy delivered pursuant to special dispatch arrangements with Niagara Mohawk for the year ended December 31, 1996 were approximately $29.0 thousand as compared to approximately $5.1 million for the prior year. Revenues for the year ended December 31, 1996 were also favorably impacted by increased energy deliveries to Nia gara Mohawk, as evidenced by the 2.9% increase in the capacity factor from December 31, 1995 to December 31, 1996.

	Revenues from Con Edison increased $7.1 million for the year ended December 31, 1996 as compared to the corresponding period in the prior year.
The increase in revenues is primarily attributable to all delivered energy during the year ended December 31, 1996 being sold at full contract rates and higher contract energy rates resulting from higher index fuel prices as compared to the corresponding period in the prior year. During the twelve months ended December 31, 1996, energy delivered to Con Edison was sold entirely at full contract rates, whereas for the majority of January 1995 and for a few days in February and April 1995, the Partnership entered into special dispatch arrangements with Con Edison, at times when the Unit would have otherwise been dispatched off line. These special dispatch arrangements called for the pricing of delivered energy at variable rates less than full contract rates. Revenues for energy delivered pursuant to special dispatch arrangements with Con Edison for the year ended December 31, 1995 was
approximately $1.8 million.   The  increase  in  revenues  for the year ended
December 31, 1996 was partially offset by a decrease in energy deliveries, as evidenced by the 7.0% decrease in the capacity factor from December 31, 1995 to December 31, 1996. The decrease in energy deliveries was primarily due to a decrease in capacity during off-peak periods.

	Steam revenues for the year ended December 31, 1996 were approximately $2.7 million on 1,867.330 million pounds of steam delivered as compared to approximately $2.0 million on 1,718.101 million pounds of steam delivered for
the  corresponding  period  in  the  prior  year.   Revenue per unit of steam
increased during the year ended December 31, 1996 as compared to the corresponding period in the prior year. Higher index fuel pricing and colder than normal winter months were the primary factors contributing to the increase in steam revenues for the twelve months ended December 31, 1996 as compared to the corresponding period in the prior year. Additionally, steam revenues for the year ended December 31, 1996 include an annual true-up of $0.2 million in favor of the steam host.

	Gas   resale   revenues  for  the  year  ended  December  31,  1996  were approximately $24.6 million on sales of approximately 7.9 million MMBtu's as compared to approximately $16.1 million on sales of approximately 8.0 million
MMBtu's for the corresponding period in the prior  year.   The  $8.5  million
increase in gas resale revenues during the year ended December 31, 1996 as compared to the corresponding period in the prior year is primarily due to an
increase in average  natural  gas  resale  prices.   The  increase in average
natural gas resale prices generally resulted from the colder than normal temperature this past winter which caused an increase in demand for natural gas and resulted in lower than normal gas storage levels. The decrease in gas resale volumes is attributable to the increase in the capacity factor for Unit 1 sales to Niagara Mohawk. The Partnership entered into gas resales during periods when Units 1 and 2 were not operating at full capacity.

	Fuel costs for the year ended December 31, 1996 were approximately $89.2 million on purchases of approximately 28.1 million MMBtu's as compared to approximately $84.7 million on purchases of 30.2 million MMBtu's for the corresponding period in the prior year. The increase in the cost of fuel was primarily due to higher contract firm fuel rates from higher index fuel prices and rate increases under the firm transportation contracts. The 2.1 million MMBtu decrease for the year ended December 31, 1996 as compared to the corresponding period in the prior year is primarily due to the negotiated temporary reduction in the maximum daily quantity and related transportation under the Unit 1 Paramount Contract.

	Operating and maintenance expenses for the year ended December 31, 1996 were approximately $17.9 million as compared to approximately $17.2 million for the corresponding period in the prior year. The $0.7 million increase in operating and maintenance expenses during the year ended December 31, 1996 as compared to the corresponding period in the prior year was due to an increase in maintenance of the Facility.

	Total other operating expenses, excluding amortization of deferred financing charges, for the year ended December 31, 1996 were approximately $5.5 million as compared to approximately $6.0 million for the corresponding period in the prior year. The decrease in other operating expenses was primarily due to an overall reduction in third party legal and consulting services.

	Amortization of deferred financing charges for the year ended December 31, 1996 was comparable to the corresponding period in the prior year. Deferred financing charges are amortized using the effective interest method.

	Net   interest   expense  for  the  year  ended  December  31,  1996  was
approximately $32.8 million as compared to approximately $32.4 million for the corresponding period in the prior year. The increase in net interest expense is primarily attributable to approximately a $0.5 million decrease in interest income for the year ended December 31, 1996 as compared to the corresponding period in the prior year.


Year Ended December 31, 1995 Compared to the Year Ended December 31, 1994

	The Partnership earned net income of $1.7 million for the year ended December 31, 1995 as compared to a net loss of $36.6 million for the corresponding period in the prior year. The increase in net income is due primarily to the commencement of Unit 2 commercial operations on September 1, 1994 and the $34.9 million aggregate write-off of deferred financing charges and interest swap breakage costs in connection with the refinancing of the Partnership's debt in May 1994. Unit 2 was operational for the entire year ended December 31, 1995 and only operational for four months during the year ended December 31, 1994. Net loss before write-off of deferred financing charges and swap breakage costs for the year ended December 31, 1994 was $1.7 million as compared to net income of $1.7 million for the year ended December
31, 1995.

	Total revenues for the year ended December 31, 1995 were approximately $155.8 million as compared to $72.7 million for the corresponding period in the prior year.

Electric Revenues (dollars and kWh's in millions):

					               For the Year Ended
                 December 31, 1995                    December 31, 1994
		 ----------------------------------  --------------------------------
	     Dollars  kWh's  Capacity  Dispatch  Dollars  kWh's Capacity Dispatch
         -------  -----  --------  --------  -------  ----- -------- --------
Niagara
 Mohawk   27.5    293.6   41.95%    44.13%    26.8   218.8   37.01%   37.04%
Con
 Edison  110.1  1,781.1   76.69%    85.42%    29.3   291.6   37.55%   49.00%



	Revenues from Niagara Mohawk increased $0.7 million for the year ended December 31, 1995 as compared to the corresponding period in the prior year. though capacity and dispatch for Unit 1 increased 4.9% and 7.1%, respectively for the year ended December 31, 1995 as compared to the corresponding  period in the prior year, revenues did not increase proportionately because the Partnership entered into special dispatch arrangements with Niagara Mohawk for the majority of 1995 which called for the pricing of delivered energy at variable rates less than full contract rates. The Partnership entered into these special dispatch arrangements with Niagara Mohawk after determining that Unit 1 would likely have been dispatched off-line for much of the period due to the combined effect of low demand associated with unusually mild weather and the addition of new electric generation capacity further exacerbating the excess generation capability existing in the New York Power Pool. While the special dispatch pricing wa s at variable rates less than full contract, the Partnership received variable payments for the energy delivered to Niagara Mohawk under these arrangements which exceeded its associated variable costs of energy and increased net income from operations above what it would have been if Unit 1 had been dispatched off-line during
these  periods.   Revenues  for energy delivered pursuant to special dispatch arrangements with Niagara Mohawk for the year ended December 31, 1995 were $5.1 million as compared to $0.2 million for the corresponding period in the prior year.

	Revenues from Con Edison increased $80.8 million for the year ended December 31, 1995 as compared to the corresponding period in the prior year.
The increase in revenues is due to the commencement of Unit 2 commercial operations on September 1, 1994. Unit 2 was operational for the entire year ended December 31, 1995 and only operational for four months during the year
ended December  31,  1994.   The  Partnership  entered  into special dispatch
arrangements with Con Edison which called for the pricing of delivered energy at variable rates less than full contract rates during three months  of  1995 and two months of 1994. While the special dispatch pricing was at variable rates less than full contract, the Partnership received variable payments for the energy delivered to  Con  Edison  under these arrangements which exceeded its associated variable  costs  of  energy  and  increased  net  income  from operations  above  what  it  would  have  been  if Unit 2 had been dispatched
off-line during these periods.   Revenues  for  energy d elivered pursuant to
special dispatch arrangements with Con Edison for the year ended December 31, 1995 were $1.8 million as compared to $0.7 million for the corresponding period in the prior year.

	Steam revenues for the year ended December 31, 1995 were approximately $2.0 million on 1,718.101 million pounds of steam delivered as compared to approximately $5.0 million on 2,062.827 million pounds of steam delivered for
the corresponding period in the  prior  year.   Revenue  per  unit  of  steam
decreased  during  the  year  ended  December  31,  1995  as  compared to the
corresponding  period  in  the  prior   year,  because,  effective  with  the
commercial operations of Unit 2, the pricing provisions of the Steam Sales Agreement, changed, resulting in the pricing of the first 160,000 pounds per
hour of steam at a nominal  annual  cost.   This change has resulted in lower
revenues from steam sales in 1995 as compared to 1994.   Additionally,  steam
revenues for the year ended December 31, 1995 include a fourth quarter annual true-up of $0.4 million.

	Gas   resale   revenues  for  the  year  ended  December  31,  1995  were approximately $16.1 million on sales of approximately 8.0 million MMBtu's as compared to approximately $11.6 million on sales of approximately 5.6 million MMBtu's for the corresponding period in the prior year. The increase in gas resale volumes is attributable to the commencement of the Unit 2 firm fuel contracts on November 1, 1994. The decrease in the average gas resale price for the year ended December 31, 1995 as compared to the corresponding period in the prior year is primarily due to weakened demand and lower pricing in the gas resale market.


	Fuel costs for the year ended December 31, 1995 were approximately $84.7 million on purchases of approximately 30.2 million MMBtu's as compared to approximately $36.7 million on purchases of approximately 13.7 million MMBtu's for the corresponding period in the prior year. The increase in the cost of fuel was primarily due to the commencement of Unit 2 commercial
operations.   In  addition,  since  Unit  2  firm fuel contracts commenced on
November 1, 1994, fuel required for the operation of Unit 2 for the months of September and October were purchased on the spot market. These spot market purchases resulted in lower fuel costs than would have been incurred under the firm fuel contracts.

	Operating and maintenance expenses for the year ended December 31, 1995 were approximately $17.2 million as compared to approximately $9.5 million for the corresponding period in the prior year.  The  increase  in  operating and maintenance expenses was primarily due to the commencement of Unit 2 commercial operations. As a result of the commencement of Unit 2 commercial operations certain Unit 2 related contracts and certain provisions in
existing   project   contracts   commenced.    Specifically,   the   Unit   2
interconnection   agreement,  the  transmission  service  agreement  and  the provisions under the water supply agreement commenced September 1, 1994. In addition, upon commencement of commercial operations of Unit 2, Unit 2's share of real estate payments under an agreement for payment in lieu of taxes (the "PILOT Agreement") and future planned overhaul costs, which are accounted for on a straight line basis, are included in operating expenses. Prior to the commencement of Unit 2 commercial operations, these costs we re capitalized.

	Total other operating expenses, excluding amortization of deferred financing charges, for the year ended December 31, 1995 were approximately $6.0 million as compared to approximately $4.2 million for the corresponding
period in the  prior  year.   The  increase  in  other operating expenses was
primarily  due   to   commencement   of   Unit   2   commercial   operations.
Administration expenses increased approximately $0.2 million due to an overall increase in personnel at the plant site as well as start-up support
personnel under the  Administrative  Services  Agreement.   General  expenses
increased approximately $1.6 million due to increased insurance premiums, legal fees and other professional services fees.

	Amortization of deferred financing charges for the year ended December 31, 1995 was $1.1 million as compared to $0.8 million for the corresponding period in the prior year. The year ended December 31, 1995 includes twelve months of amortization whereas the year ended December 31, 1994 includes only eight months of amortization in connection with the refinancing of the Partnership's debt in May 1994.

	In connection with the refinancing of the Partnership's debt in May 1994, the previous deferred financing charges and the costs associated with breaking the then outstanding interest rate swaps, totaling $34.9 million in
the  aggregate,  were  written  off.   This  was  a  one-time  charge  to the
Partnership's earnings.

	Net  interest  expense  for  the  year  ended  December  31,   1995   was
approximately  $32.4  million  as compared to approximately $17.1 million for
the corresponding period in  the  prior  year.   The increase in net interest
expense is attributable to the Partnership refinancing in May 1994 its then existing debt with $392 million in secured long-term bonds at market interest
rates.    Additionally,   until   Unit  2  commenced  commercial  operations,
approximately 74% of the Partnership's interest expense for the year ended December 31, 1994 was capitalized.


Liquidity and Capital Resources

	Net cash provided by operating activities for the year ended December 31, 1996 was $32.6 million as compared to net cash provided by operating activities of $12.2 million for the corresponding period in the prior year. This increase in net cash from operating activities is due to the increase in net income and normally recurring cash receipts and disbursements within the Partnership's operating asset and liability accounts for the year ended December 31, 1996 as compared to the corresponding period in the prior year.

	Net cash provided by investing activities for the year ended December 31, 1996 was $3.6 million as compared to net cash provided by investing activities of $13.3 million for the corresponding period in the prior year.
Net cash provided by investing activities for the year ended December 31, 1996 primarily represents the net activity in the restricted cash accounts.
Net cash provided by investing activities for the year end December 31, 1995 primarily represents the net activity in the restricted cash accounts offset by construction-related activities.

	Net cash used in financing activities for the year ended December 31, 1996 was $36.2 million as compared to net cash used in financing activities of $26.5 million for the corresponding period in the prior year. During the year ended December 31, 1996 approximately $35.5 million was released for distribution to the partners as compared to approximately $21.0 million for the corresponding period in the prior year. The year ended December 31, 1995 reflects a one-time payment to General Electric pursuant to the Steam Sales Agreement.

	The debt service coverage ratio for 1996 calculated pursuant to the Indenture was 1.92:1.

Credit Agreement

	The Partnership has available for its use a $30 million Credit Agreement ("Credit Agreement"), which is to be used by the Partnership for required letters of credit related to various project contracts and for working
capital  purposes.   The  maximum amount available under the Credit Agreement
for working capital purposes  is  $10.0  million.   At  December 31, 1996, no
draws had been made against the outstanding letters of credit and no working capital loans were outstanding under the Credit Agreement. Although the Credit Agreement was originally due to expire on August 11, 1997 the Partnership extended the Credit Agreement for an additional three years.

Funds

	In connection with the sale of the Bonds, the Partnership entered into the Depositary and Disbursement Agreement (the "D&D Agreement") which requires the establishment and maintenance of certain segregated funds (the "Funds") and is administered by Bankers Trust Company, as depositary agent.
Pursuant to the D&D Agreement a number of Funds were  established.   Some  of
the Funds have been terminated since the purposes of such Funds were achieved and are no longer required, some Funds are currently active and some Funds activate at future dates upon the occurrence of certain events. The significant Funds that are currently active are the Project Revenue Fund, Major Maintenance Reserve Fund, Interest Fund, Principal Fund, Debt Service Reserve Fund and two sub-funds of the Partnership Distribution Fund.

	All Partnership cash receipts and operating cost disbursements flow through the Project Revenue Fund. As determined on the 20th of each month, any monies remaining in the Project Revenue Fund after the payment of operating costs are used to fund the above named Funds based upon the Fund hierarchy and in the amounts (each, a "Fund Requirement") established pursuant to the D&D Agreement.

	The Major Maintenance Reserve Fund relates to certain anticipated annual and periodic major maintenance to be performed on certain of the Facility's machinery and equipment at future dates. The Fund Requirement is developed by the Partnership and approved by an independent engineer for the Trustee and can be adjusted on an annual basis, if needed. At December 31, 1996 the balance in this Fund was approximately $1.4 million, which exceeded the current Fund Requirement.

	The  Interest  and  Principal  Funds relate primarily to the current debt
service on the outstanding  Bonds.   The  applicable  Fund Requirement is the
amount due and payable on the next semi-annual payment date. On December 26, 1996, the monies available in the Interest Fund were used to make the semi-annual interest payment. Therefore, the balance in the Interest Fund at
December  31,  1996  was  $0.   The June 26, 1997 Interest and Principal Fund
Requirements will be approximately $17.3 million and approximately $1.1 million, respectively.

	The Fund Requirement for the Debt Service Reserve Fund is an amount equal to the maximum amount of debt service due in respect of all the Bonds outstanding for any six-month period during the succeeding three-year period.
At December 31, 1996 the balance in this Fund was approximately $19.1 million. The June 26, 1997 Fund Requirement will be approximately $19.8 million.

	The Partnership Distribution Fund is at the end of the Fund hierarchy and cash distributions to the Partners from these sub-funds can only be made upon the achievement of specific criteria established pursuant  to  the  financing
documents,  including  the  D&D  Agreement.   This  Fund does not have a Fund
Requirement.

Refinancing

	At March 31, 1994, the Partnership had an existing credit facility which included a term loan with an outstanding balance of $96.3 million and a construction loan with an outstanding balance of $232.4 million. On May 9, 1994 (the "Closing Date") all amounts outstanding under the then existing
credit  facility  were  refinanced  with  the  Old  Bonds.   The  Partnership
determined that a refinancing of the existing credit facility would benefit the long term operating results of the Partnership, despite the cost to terminate the interest rate swap agreements related to the then existing debt. This decision was a result of management's review of then prevailing market interest rates and the term of the then prevailing credit facility.

	On the Closing Date, the proceeds from the sale of the $392 million in Old Bonds together with approximately $53.8 million available under an equity bridge loan facility were used to refinance all amounts outstanding under the then existing credit facility, to pay approximately $17.4 million in interest rate swap breakage costs associated with the termination of the Partnership's interest rate hedging agreements pertaining to the then existing debt and approximately $17.4 million in transaction costs related to the offering of the Old Bonds and to establish certain reserve Funds under the D&D Agreement.
The   Partnership   also  received  approximately  $5.1  million  in  capital
contributions from certain Partners on the Closing Date and approximately $53.8 million in additional capital contributions from certain Partners following commercial operations of Unit 2, which was used in part to repay the Partnership's obligations under the equity bridge loan facility.

	In November 1994, the Funding Corporation and Partnership offered to exchange like amounts of the New Bonds for Old Bonds. On December 12, 1994, the exchange of all the Old Bonds for the New Bonds was completed.

Year Ended December 31, 1997

	During 1997, the Partnership anticipates its power purchasers will dispatch their respective units in a manner consistent with the dispatch levels in the prior year. In order to achieve dispatch levels similar to those of the prior year or exceed them, the Partnership may enter into special dispatch arrangements which will ultimately enhance the results of
operations, including revenues and cash flows, of the Partnership.   However,
if and when the restructured Niagara Mohawk Power Purchase Agreement goes into effect, the Partnership anticipates that Niagara Mohawk will relinquish its right to direct the dispatch of Unit 1 and that the Partnership would make decisions regarding the operation of Unit 1 based on market conditions then in effect, in light of its anticipated receipt of certain fixed payments under the restructured Niagara Mohawk Power Purchase Agreement.

	As of March 1997, natural gas resale prices for 1997 have been below the prior year's high prices and the Partnership expects, on the average, such prices to remain below 1996 levels for the balance of 1997.

	Future operating results and cash flows from operations are also dependent on, among other things, the performance of equipment and processes as expected, level of dispatch, fuel  deliveries and prices as contracted and
the receipt of certain capacity and  other  fixed  payments.   A  significant
change in any of these factors could have a material adverse effect on the results for the Partnership.

	The  Partnership  believes   that   based   on   current  conditions  and
circumstances it will have sufficient liquidity available provided by cash flows from operations to fund existing debt obligations and operating costs.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

	The financial statements and supplementary data required by this item are presented under Item 14 and are incorporated herein by reference.


ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------
	None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE FUNDING CORPORATION AND THE
-----------------------------------------------------------------------------
MANAGING GENERAL PARTNER
------------------------

	The Managing General Partner is authorized to manage the day to day business and affairs of the Partnership and to take actions which bind the Partnership, subject to certain limitations set forth in the Partnership
Agreement.   The Managing General Partner has a Board of Directors consisting of two persons elected by  its  sole  stockholder, JMC Selkirk Holdings, Inc.
("Holdings"), a direct subsidiary	 of  J.  Makowski Company.  Pursuant to a
board representation agreement with GPUI, Holdings may elect at least four members, and GPUI has the right, at its option, to designate a fifth member of the Board of Directors of the Managing General Partner.

	The following tables set forth the names, ages and positions of the directors and executive officers of the Funding Corporation and the Managing General Partner and their positions with the Funding Corporation and the Managing General Partner. Directors are elected annually and each elected director holds office until a successor is elected. The executive officers of each of the Funding Corporation and the Managing General Partner are chosen from time to time by vote of its Board of Directors.

  Selkirk Cogen Funding Corporation:
  ----------------------------------

  		Name		          Age		              Position
		----				  ---					  --------
  Joseph P. Kearney............50 	   Chief Executive Officer, President and
  		    						    Director
  P. Chrisman Iribe............45      Executive Vice President and Director
  John R. Cooper...............49 	   Senior Vice President and Chief
    								    Financial Officer
  David N. Bassett.............50	   Treasurer

  Managing General Partner:
  -------------------------

  		Name		          Age		              Position
		----				  ---					  --------
  Joseph P. Kearney............50 	   Chief Executive Officer, President and
  									    Director
  P. Chrisman Iribe............45      Executive Vice President and Director
  John R. Cooper...............49      Senior  Vice  President  and  Chief
       					 				Financial Officer
  David N. Bassett.............50	   Treasurer

	Joseph P. Kearney has been President and Chief Executive Officer of U.S. Generating Company ("U.S. Generating"), an affiliate of the Partnership, since it was formed in 1989. Prior to joining U.S. Generating, Mr. Kearney held senior management positions at the Coastal Corporation from 1984 to 1989. Prior to 1984, Mr. Kearney held positions in project and technology development and financing with the Fluor Corporation, Enpex Corporation and
System  Development  Corporation.   From  1974 to 1979, Mr. Kearney served as
Chief of Energy Technology, White House Office of Management & Budget. He had Executive Office responsibility for financial, policy, legislative, management and budgetary proposals by the U.S. Department of Energy and the Nuclear Regulatory Commission.

	P. Chrisman Iribe is Executive Vice President of U.S. Generating, an affiliate of the Partnership, and has been with U.S. Generating since it was formed in 1989. Prior to joining U.S. Generating, Mr. Iribe was senior vice president for planning, state relations and public affairs with ANR Pipeline Company, a natural gas pipeline company and a subsidiary of the Coastal Corporation.

	John R. Cooper is Senior Vice President of U.S. Generating, an affiliate of the Partnership, and has been with U.S. Generating, since it was formed in 1989. Prior to joining U.S. Generating, he spent 3 years as a Chief Financial Officer with a European oil, shipping and banking group. Prior to 1986, Mr. Cooper spent 7 years with Bechtel Financing Services, Inc., where his last position was Vice President and Manager.

	David N. Bassett is Controller and Treasurer of U.S. Generating, an affiliate of the Partnership, and has been with U.S. Generating since it was formed in 1989. Mr. Bassett oversees all accounting and auditing activities, treasury functions and insurance for the projects in which U.S. Generating or certain of its affiliates play a role. Prior to joining U.S. Generating, he worked for Bechtel Enterprises, Inc. and Bechtel Group for over 15 years.

General Partners' Representatives of the Management Committee

	The Management Committee established under the Partnership Agreement consists of one representative of each of the General Partners. Each General Partner has a voting representative on the Management Committee, which, subject to certain limited exceptions, acts by unanimity. GPUI is entitled to name a designee to participate on a non-voting basis in meetings of the Management Committee.


ITEM 11.  EXECUTIVE AND BOARD COMPENSATION AND BENEFITS
-------------------------------------------------------

	No cash compensation or non-cash compensation was paid in any prior year or during the year ended December 31, 1996 to any of the officers, directors and representatives referred to under Item 10 above for their services to the Funding Corporation, the Managing General Partner or the Partnership. Overall management and administrative services for the Facility are being performed by the Project Management Firm at agreed-upon billing rates which are adjusted quadrennially, if necessary, pursuant to the Administrative Services Agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

	The Partnership is a limited partnership wholly owned by its Partners. The following information is given with respect to the Partners of the
Partnership:

  							                    Nature
		        Name and Address		     of Beneficial	  Percentage
Title of Class	of Beneficial Owner		     Ownership (1)	  Interest (2)
--------------  -------------------          -------------	  ------------


Partnership	  JMC Selkirk, Inc. (3)		      Managing General   (i)  2.0417%
 Interest	  One Bowdoin Square			  Partner		    (ii) 22.4000%
			  Boston, Massachusetts 02114     Limited Partner  (iii) 18.1440%

Partnership	  Pentagen Investors, L.P.*(3)(4) Limited Partner    (i)  5.2502%
 Interest	  One Bowdoin Square			   				   	(ii) 57.6000%
			  Boston, Massachusetts 02114			           (iii) 46.6560%

Partnership	  Cogen Technologies 		      General Partner	(i)   1.0000%
 Interest	  Selkirk GP, Inc.				                  (iii)    .2211%
			  1600 Smith Street
			  Houston, Texas  77002 (5)

Partnership	  Cogen Technologies 		      Limited Partner   (i)  78.1557%
 Interest	  Selkirk LP..					                  (iii)  17.2789%
		      1600 Smith Street
			  Houston, Texas  77002 (5)

Partnership   EI Selkirk, Inc.  (6)		      Limited Partner   (i)  13.5523%
 Interest     One Upper Pond Road			     	           (ii)  20.0000%
			  Parsippany, New Jersey 07054			          (iii)  17.7000%

* Formerly known as JMCS I Investors, L.P.

(1)	None of the persons listed has the right to acquire beneficial  ownership
	of securities as specified in Rule 13d-3(d) under the Exchange Act.

(2)	Percentages  indicate the interest of (i) each of the Partners in certain
	priority distributions of available cash of the Partnership, up to fixed semi-annual amounts (the "Level I Distributions"), (ii) JMC Selkirk, Investors and EI Selkirk in 99% of distributions of the remaining available cash of the Partnership; and (iii) each of the Partners in the residual tier of interests in cash distributions after the initial 18-year period following the completion of Unit 2 (or, if later, the date when all Level I Distributions have been paid).

(3)	J. Makowski Company is the indirect beneficial owner of JMC Selkirk and a
	50% indirect beneficial owner of Investors (formerly known as JMCS I Investors, L.P.). All of the capital stock of J. Makowski Company is held by Beale Generating Company, a special purpose corporation jointly owned by subsidiaries of PG&E Enterprises and Bechtel Enterprises, Inc.

(4)	50%  of  the  interests  in  Investors  are  beneficially  owned by Tomen
	Corporation, a Japanese trading company.

(5)	Cogen Technologies GP is beneficially  owned  by Robert C. McNair (88.3%)
	and members of his family (11.7%). Cogen Technologies LP is beneficially owned by Robert C. McNair (72.155%), members of his family (9.561%) and certain of his associates (18.284%). Mr. McNair has voting control of each of Cogen Technologies GP and Cogen Technologies LP.

(6)	GPUI, Inc. is the indirect beneficial owner of EI Selkirk.

	Except as specifically provided or required by law and in certain other limited circumstances provided in the Partnership Agreement, Limited Partners may not participate in the management or control of the Partnership. The Managing General Partner is an affiliate of Investors, which is a Limited
Partner,   and  JMCS  I  Management,  the  Project  Management  Firm.   Cogen
Technologies GP and Cogen Technologies, L.P. are also affiliated.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

	JMCS I Management, a wholly-owned indirect subsidiary of J. Makowski Company, provides management and administrative services for the Facility
under the Administrative  Services  Agreement.   All  of  the  directors  and
officers of the Managing General Partner and the Funding Corporation listed in Item 10 of this Report are also directors or officers, as the case may be, of JMCS I Management. See Note 7 to the Consolidated Financial Statements, appearing elsewhere in this report, for a discussion of the Partnership's related party transactions.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)	1. Financial Statements

	   The following financial statements are filed as part of this Report:

  	   Report of Independent Auditors...................................  F-1

	   Report of Independent Auditors...................................  F-2

  	   Balance Sheets as of December 31, 1996 and December 31, 1995.....  F-3

  	   Statements of Operations for the years ended December 31, 1996
  	   and December 31, 1995 and the nine months ended December 31, 1994. F-4

       Statements of Partners' Capital for the years ended
       December 31, 1996 and December 31, 1995 and the nine months ended
       December 31,1994.................................................. F-5

  	   Statements of Cash Flows for the years ended December 31, 1996
  	   and December 31, 1995 and the nine months ended December 31, 1994. F-6

       Notes to Consolidated Financial Statements........................ F-8

	2. Financial Statement Schedule

	   The following financial statement schedule is filed as part of this
	   Report:

  	   Schedule II	Valuation and Qualifying Accounts.................... S-1

       All other schedules have been omitted because the information is not applicable.

	3.	Exhibits

    	The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

(b)		Reports on Form 8-K

		On March  14,  1997,  the  Registrant  filed  a  report  on  Form 8-K disclosing the  global  agreement  reached  between  Niagara  Mohawk  and  19
Independent Power Producers.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Selkirk Cogen Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Selkirk Cogen Partners, L.P. (a Delaware limited partnership) and its subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the accompanying consolidated statements of operations, partners capital and cash flows for the nine months ended December 31, 1994. Those financial statements were audited by other auditors whose report dated March 28, 1995 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Selkirk Cogen Partners, L.P. and its subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Partnership's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, based on our audit, fairly states, in all material respects, the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

												ARTHUR ANDERSEN, LLP


Washington, D.C.
March 14, 1997

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Selkirk Cogen Partners, L.P.
(A Delaware limited partnership)

	We have audited the accompanying balance sheets of Selkirk Cogen Partners, L.P. as of December 31, 1994 and March 31, 1994 and the related statements of operations, partners capital and cash flows for the nine months ended December 31, 1994 and for the years ended March 31, 1994 and 1993. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free
of  material  misstatement.   An  audit  includes examining, on a test basis,
evidence supporting the amounts and  disclosures in the financial statements.
An  audit  also  includes  assessing  the  accounting  principles  used   and
significant  estimates  made by management, as well as evaluating the overall
financial statement  presentation.   We  believe  that  our  audits provide a
reasonable basis for our opinion.

	In our opinion, based the financial statements referred to above present fairly, in all material respects the financial position of Selkirk Cogen Partners, L.P. at December 31, 1994 and March 31, 1994, and the results of its operations and cash flows for the nine months ended December 31, 1994 and for the years ended March 31, 1994 and 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


													ERNST & YOUNG LLP


Boston, Massachusetts
March 28, 1995

                        SELKIRK COGEN PARTNERS, L.P.
                        CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                				     	     	   December 31, December 31,
						                              1996		    1995
						                           -----------  -----------
ASSETS
------
Current assets:
  Cash............................................ $    2,591     $    2,672
  Restricted funds................................	    6,284         10,010
  Accounts receivable.............................     19,899         17,317
  Due from affiliates.............................         40             17
  Fuel inventory and supplies.....................	    4,401          3,573
  Other current assets............................	      449	       1,012
  				                   					---------	   ---------
    	Total current assets......................     33,664         34,601

  Plant and equipment.............................    371,301        370,700
  Less:  Accumulated depreciation.................     37,072         24,415
													---------	   ---------
    Net plant and equipment.......................    334,229   	 346,285

  Long-term restricted funds......................     20,446		  20,906

  Deferred financing charges, net of accumulated
    amortization of $3,166 at December 31, 1996
    and $1,993 at December 31, 1995...............     13,115         14,288
                                     				---------	   ---------

				Total Assets		               $  401,454     $  416,080
   			                                    	---------	   ---------
   			                                       	---------	   ---------
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Current liabilities:
  Accounts payable................................ $      588 	  $      372
  Accrued expenses................................	   16,624         13,248
  Due to affiliates...............................        937	         262
  Advances from customer..........................         17 	         153
  Current portion of long-term bonds..............      2,167 	         580
	  					                        	---------	   ---------
	    Total current liabilities................. 	   20,333         14,615

  Other long-term liabilities.....................	   10,678          8,515
  Long-term bonds, less current portion........... 	  389,253        391,420

  General partners' capital.......................	    (173) 		      43
  Limited partners' capital.......................	 (18,637)          1,487
	   											    ---------	   ---------
	    Total partners' capital...................   (18,810)          1,530
											       	---------	   ---------
				Total Liabilities and
					 Partners' Capital             $  401,454     $  416,080
												    --------- 	   ---------
												    ---------	   ---------

See Notes to Consolidated Financial Statements.

                                     F-3

                        SELKIRK COGEN PARTNERS, L.P.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands)

  							    For the 	     For the	    For the Nine
							   Year Ended	    Year Ended	    Months Ended
                               December 31,     December 31,     December 31,
                 		           1996            1995		        1994
    						   ------------	   ------------	    ------------

Operating revenues:
 Electric and steam..........   $   149,793     $   139,637      $    51,473
 Gas resale..................        24,649	         16,141            9,977
						          ---------       ---------	       ---------
    Total operating
      revenues...............	    174,442 	    155,778	          61,450

Cost of revenue:
  Fuel costs.................        89,177	         84,712     	  30,685
  Other operating and
  maintenance expenses.......	     17,913   	     17,217			   8,154
  Depreciation...............	     12,657          12,562			   5,399
							      ---------       ---------        ---------
    Total cost of revenues...       119,747     	114,491			  44,238
							      ---------       ---------        ---------

Gross Profit.................        54,695          41,287		      17,212

Other operating expenses:
 Administrative services -
   affiliates................         2,715           2,419            1,869
 Other general and
   administrative expenses...         2,781           3,625            1,642
 Amortization of deferred
   financing charges.........	      1,173           1,130	  	         579
							      ---------       ---------        ---------
	Total other operating
	  expenses...............         6,669           7,174			   4,090
							      ---------  	  ---------        ---------

Operating income.............        48,026          34,113           13,122

Write-off deferred
  financing charges and
  swap breakage..............	     ----	      	  ----			  34,885

Net interest expense.........        32,844          32,392           14,621
							      ---------	      ---------        ---------
Net income (loss)............     $  15,182        $  1,721         $(36,384)
							      ---------	       --------        ---------
       						      ---------        --------	       ---------
Allocated to:
  General partners...........   $       152	       $     41        $  (4,352)
  Limited partners...........        15,030           1,680 	     (32,032)
                                  ---------	      ---------	       ---------
	Total....................   $    15,182       $   1,721        $ (36,384)
       						      ---------       ---------	       ---------
  						          ---------       ---------        ---------

See Notes to Consolidated Financial Statements.


                        SELKIRK COGEN PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
  For the year ended December 31, 1996,the year ended December 31, 1995 and
				for the nine months ended December 31, 1994
                               (in thousands)

						        General   	      Limited
                                Partners          Partners     	   Total
                               ----------	     ---------- 	------------

Balance at March 31, 1994.....   $   288          $     72       $    	360
  Capital contributions.......       384	        58,505           58,889
  Financial advisory fees.....	     (27)			(1,512)		     (1,539)
  Cash distribution...........	     (11)			  (494)			   (505)
  Net loss....................	  (4,352)		   (32,032)			(36,384)
   						         ---------        ---------	       ---------
Balance at December 31, 1994..	  (3,718) 	        24,539	         20,821
  Cash distributions.........		(691)		   (20,321)			(21,012)
  Conversion and Assignment
     of JMCS I Investors, L.P.
     Interest (see Note 3 to
     the consolidated
     financial statements)....	   4,411		    (4,411)				---
  Net Income..................		  41			 1,680			  1,721
 							     ---------        ---------        ---------
Balance at December 31, 1995..        43             1,487		      1,530
  Cash distributions..........		(368)		   (35,154)		    (35,522)
  Net income..................		 152			15,030			 15,182
							     ---------        ---------	       ---------
Balance at December 31, 1996..   $  (173)		  $(18,637)	       $(18,810)
							     ---------	      ---------        ---------
       						     ---------        ---------	       ---------



See Notes to Consolidated Financial Statements.


                        SELKIRK COGEN PARTNERS, L.P.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)


  							    For the 	     For the	    For the Nine
        					   Year Ended	    Year Ended	    Months Ended
                              December 31,     December 31,     December 31,
                 		          1996             1995		        1994
    						  ------------	   ------------	    ------------

Net cash provided by(used
  in) operating activities:
 Net income (loss)..........   $    15,182		$	  1,721		 $	 (36,384)
 Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in)
   operating activities:
   Depreciation and
     amortization...........   		13,830			 13,692			   5,977
   Write-off of deferred
      financing charges.....          ---              ---            17,416
   Change in assets and
      liabilities:
      Accounts receivable...	    (2,582)			 (2,791)		  (9,086)
	  Due from affiliates...		   (23)				174				 (43)
	  Other current assets..		   563			   (195)			(270)
	  Fuel inventory and
	    supplies............		  (828)				466			  (1,160)
	 Accounts payable.......		   216		     (3,394)		   2,435
	 Accrued expenses.......		 3,376			   	905			   7,948
	 Due to affiliates......		   675			   (381)			 190
     Other long-term
       liabilities..........	     2,163			  1,968			  (1,375)
	   						     ---------		  ---------		   ---------
	   Total adjustments....	    17,390		     10,444			  22,032
	                             ---------        ---------        ---------
		 Net cash provided
	  	   by (used in)
		   operating
		   activities......			32,572			 12,165			 (14,352)

 Cash flows provided by (used
 in) investing activities:
   Construction work-in-
     progress...............		  ---			   ---		     (26,228)
   Construction work-in-
     progress-affiliates....		  ---  			   --- 				(966)
   Plant and equipment
     additions..............		  (601)			 (4,275)		  (1,400)
   Plant and equipment
   	 additions-affiliates...		  --- 			   (132)	     (17,377)
   Return of power sales and
     other deposits.........		  ---			   ---			   1,330
   Restriced funds..........		 4,186			 17,689			 (48,605)
	                             ---------        ---------        ---------
    	 Net cash provided
	  	   by (used in)
		   investing
		   activities......			 3,585			 13,282			 (93,246)

                       (Continued on following page.)


                        SELKIRK COGEN PARTNERS, L.P.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)

  							    For the 	     For the	    For the Nine
							   Year Ended	    Year Ended	    Months Ended
                              December 31,     December 31,     December 31,
                 		          1996             1995		        1994
    						  ------------	   ------------	    ------------

Cash flows provided by (used
  in) financing activities:
  Equity contributions from
    partners................   $    ---   		$	  --- 		 $    57,350
  Cash distributions to
    partners................   	   (35,522)         (21,012) 		    (505)
  Payments of principal on
    long-term debt..........          (580)           ---              ---
  Proceeds from bond
    financing...............	    ---			      ---		     392,000
  Proceeds form construction
    loan....................		---			      ---		       4,500
  Repayment of construction
    loan....................		---			      ---		    (236,900)
  Proceeds from bridge loan.        ---			      ---		       4,600
  Repayment of bridge loan..        ---			      ---		      (4,600)
  Repayment of term loan....		---			      ---		     (96,300)
  Payments for cost of
    financing...............		---			      (217)		     (11,286)
  Payments for cost of
    financing to related
	parties.................		---			      ---		      (1,543)
  Advances from a customer..		  (136)			(5,282)		       1,160
	   						     ---------		  ---------		   ---------
		 Net cash provided
		   (used in)
		   financing
		   activities.......       (36,238)		   (26,511)		     108,476
Net increase (decrease) in
  cash......................		   (81) 		(1,064)		         878
Cash at beginning of
  periood...................         2,672		     3,736		       2,858
                                 ---------        ---------        ---------
Cash at end of periood.....	   $     2,591		$    2,672		 $	   3,736
                                 ---------        ---------        ---------
                                 ---------        ---------        ---------

Supplemental disclosures of
  cash flow information:

  Cash paid for interest...	   $ 	34,781		$	 35,160    	 $    24,352
                                 ---------        ---------        ---------
                                 ---------        ---------        ---------
  Items not affecting cash:
    Reclassification to
	  construction work-
	  in-progress:
	  Property tax expense.			---			      ---		      	 949
	  Financing charges....			---			      ---		      	 528
	Transfer to reflect
	  plant in service:
	  Construction work-
	  in-progress..........			---			      ---		    (253,842)
	  Property, plant and
	  equipment............			---			      ---		     252,248
	  Inventory............			---			      ---		       1,350
	  Other current assets.			---			      ---		      	 244

See Notes to Consolidated Financial Statements.

                    SELKIRK COGEN PARTNERS, L.P.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1996 AND 1995


1.	Organization and business
	-------------------------

	Selkirk Cogen Partners, L.P. (Selkirk or the Partnership) was organized on December 15, 1989 as a Delaware limited partnership. Prior to the Partnership agreement, the partners had a cost sharing arrangement for costs incurred from the project's inception in October 1987. See Note 3 for a discussion of the general and limited partners and their respective equity interests.

	Selkirk Cogen Funding Corporation (Funding Corporation) was organized as a wholly-owned subsidiary of the Partnership for the sole purpose of facilitating financing activities of the Partnership (see Note 4).

	Selkirk was formed for the purpose of constructing, owning and operating a natural gas-fired combined-cycle cogeneration facility located on General Electric Company's (GE) property in Bethlehem, New York (the Facility). The Facility consists of one unit (Unit 1), with an electric generating capacity of approximately 79.9 megawatts (MW) and a second unit (Unit 2), with an electric generating capacity of approximately 265 MW. Unit 1 and Unit 2 have been designed to operate independently for electrical generation, while thermally integrated for steam generation, thereby optimizing efficiencies in the combined performance of the Facility. Selkirk received construction financing for Unit 1 in June 1990 and commercial operations commenced on April 17, 1992. Unit 2 obtained construction financing in October 1992 and commercial operations commenced September 1, 1994. Both Units are fueled by Canadian natural gas purchased under firm 15-year natural gas supply contracts (extendible to 20 years upon satisfaction of certain conditions). Unit 1 is selling at least 79.9 MW of electric capacity and associated energy to Niagara Mohawk Power Corporation (NIMO) under a 20-year contract and Unit 2 is selling 265 MW of electric capacity and associated energy to Consolidated Edison Company of New York (ConEd) under a 20-year contract. Also, the Partnership makes excess gas lay-off sales during periods when Units 1 and 2 are not operating at full capacity (see Note 6). Historical natural gas resale prices have resulted in significant gas resale margins for the Partnership during the years ended December 31, 1996 and 1995. Historical natural gas prices may not be indicative of future natural gas market prices.

	Unit 1 of the Facility is currently certified as  a  qualifying  facility
	(QF) under the Public Utility Regulatory Policy Act of 1978, as amended (PURPA). Accordingly, the prices charged for the sale of electricity and steam are not regulated. When Unit 2 commenced operations the Facility was no longer qualified by the State of New York but continues to be certified by the FERC as a QF. However, this is not expected to have a material impact on Selkirk's financial position or operations. Certain fuel transportation agreements entered into by Selkirk are subject to regulation on the federal and provincial levels in Canada. Selkirk has obtained all material Canadian governmental permits and authorizations required for operation.

                        SELKIRK COGEN PARTNERS, L.P.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


2.  Summary of significant accounting policies
	------------------------------------------

	Basis of presentation
	---------------------

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	The statements of operations reflect the results of operations of Unit 1 and for Unit 2 beginning September 1, 1994, the date Unit 2 operations commenced. Amounts incurred or accrued for Unit 2 from inception until Unit 2's commercial operation date were capitalized or deferred.

	The  statements  of  operations for the years ended December 31, 1996 and
	and 1995 and the nine months ended December 31, 1994 include the activities of the Funding Corporation. All intercompany balances and transactions have been eliminated

	Effective December 31, 1994, the Partnership changed its fiscal year end from March 31 to December 31.

	Cash and cash equivalents
  	-------------------------

	The Partnership considers all non restricted liquid securities with an original maturity of three months or less to be cash equivalents.

	Restricted funds and long-term restricted funds
	-----------------------------------------------

	All cash and cash equivalents are restricted as to their use under the deposit and disbursement agreement. Certain of the Restricted funds are associated with transactions or events which are applicable to periods beyond the current accounting period and are, therefore, classified as long-term. All other Funds are classified as current assets.

                        SELKIRK COGEN PARTNERS, L.P.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


	Allowance for doubtful accounts
	-------------------------------

	An allowance for doubtful accounts is established when it appears collectability of all or a portion of a customer account receivable is unlikely. The allowance for doubtful accounts at December 31, 1996 and 1995 was $0 and $87,000, respectively.

	Construction work-in-progress
	-----------------------------

	For the nine months ended December 31, 1994, Unit 2 capitalized interest, net of interest earned, of approximately $9,327,000. Upon commencement of commercial operations of Unit 2, construction costs were reclassified to plant and equipment and depreciation commenced accordingly.

	Deferred financing charges
	--------------------------

	Deferred financing charges relate to costs incurred to issue long-term obligations and are amortized using the effective interest rate method over the lives of the loans to which they pertain.

	Plant and equipment
	-------------------

	Plant and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets as follows:

				  Cogeneration facility		   	30 years
				  Computer systems				 7  years
				  Office equipment				 5 years

	A  maintenance and repairs reserve is recorded based upon scheduled major
	maintenance plans  for  20  years.   Other  maintenance  and  repairs are
	charged to expense as incurred.

	Fuel inventory and supplies
	---------------------------

	Inventories are stated at the lower of cost or market. Costs for materials, supplies and oil inventories were determined by the first-in, first-out method. Beginning November 1994, costs are determined on an average cost method. The impact of the change in accounting method was immaterial.

                        SELKIRK COGEN PARTNERS, L.P.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


	Real estate taxes
	-----------------

	Real estate tax payments made under the Partnership's payment in lieu of taxes (PILOT) agreement are recognized on a straight-line basis over the term of the agreement.

	Accrued expenses
	----------------

	Accrued expenses consist of the following (in thousands):

							     	 December 31, 	        December 31,
						           		 1996       	        1995
									-------------           ------------

		Accrued fuel costs			  $12,250			 	  $ 7,888
		Accrued wheeling			      466		              466
		Accrued PILOT 				    1,050		     		  950
		Accrued NY gas import taxes       114		 		    1,371
		Accrued utilities			      982		 		      781
		Accrued plant purchases		      518		    		  499
		Accrued bond interest		      385		       		  385
		Other accrued expenses		      859		   		      908
							          -------				  -------
							          $16,624				  $13,248
									  -------                 -------
									  -------                 -------

	Interest rate and currency swap agreements
	------------------------------------------

	In connection with its asset and liability management policies, Selkirk entered into various types of hedging agreements. The periodic net interest settlement on interest rate swap agreements was recognized as a yield adjustment recorded to interest income or expense as appropriate. Gains and losses on currency exchange contracts are included in net income in the period in which the exchange rate changed. Market risk was mitigated through these swap transactions. The interest rate swap agreements were terminated in 1994.

	Revenue recognition
	--------------------

	Revenues for the sale of electricity and steam are recorded based on monthly output delivered as specified under contractual terms. Revenues for the sale of excess gas are recorded in the month sold.

                        SELKIRK COGEN PARTNERS, L.P.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

	Income taxes
	------------

	Income taxes have not been provided for in the accompanying financial statements because taxes, if any, are the responsibility of the partners.

	New accounting pronouncement
	----------------------------
	In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets and requires that a loss be recognized for those assets if the sum of the expected future cash flows from the use of the asset and its eventual disposition (undiscounted) is less than the carrying amount of the asset. The Partnership adopted SFAS No. 121 on January 1, 1996. The adoption of this accounting principle has had no material impact on the Partnership.

3.  Partners' capital
	-----------------

	In June 1995, the partnership agreement was amended to reflect conversion of the general partnership interest in the Partnership held by JMCS I Investors, L.P. (now known as Pentagen Investors, L.P. (Investors)) to a limited partnership interest and the assignment of a portion of Investors limited partnership interest in the Partnership to JMC Selkirk, Inc.

	The general and limited partners, along with their respective equity interests are as follows:


	December 31, 1996 and 1995:
	---------------------------

							   							       Interest
	General partners		Affiliate of		        Preferred    Original
	----------------        ------------                ---------   ---------

	JMC Selkirk, Inc.	  J. Makowski Company, Inc.(JMC)  .09%	      1.00%
	Cogen Technologies
  	 Selkirk GP, Inc.     Cogen Technologies, Inc.	     1.00%	       ---%

                        SELKIRK COGEN PARTNERS, L.P.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

								   								 Interest
	Limited partners			Affiliate of			 Preferred	Original
	----------------            -----------              ---------  --------
	JMC Selkirk, Inc. 		   J. Makowski Company, Inc.   1.95%     21.40%
	Pentagen Investors, L.P.   J. Makowski Company, Inc.   5.25%  	 57.60%
	EI Selkirk, Inc.		   GPU International, Inc.	  13.55%	 20.00%
	Cogen Technologies
   	 Selkirk, L.P.			   Cogen Technologies, Inc.   78.16%	   ---%

    Under the terms of the amended partnership agreement, cash  available  is
	first distributed 99% to the partners in accordance with their respective equity interests (preferred equity) and 1% is allocated based on the original ownership structure between JMC affiliates and GPU International, Inc. (GPUI). Any additional funds available after the preferred distribution, are distributed 99% to the initial equity holders and 1% to the preferred equity holders. Subsequent to the eighteenth anniversary of Unit 2's commercial operations or the date on which all the preferred partners achieve a specified return, distributions will be made in accordance with the residual interest; JMC affiliates at 64.8%, GPUI at 17.7% and Cogen Technologies, Inc. at 17.5%.

4.  Debt financing
    --------------

	On May 9, 1994, the Funding Corporation, a wholly-owned subsidiary of the Partnership, issued an aggregate of $392,000,000 in bonds of which a portion was used to refinance the outstanding indebtedness of the Partnership. The bonds consist of $165,000,000 which matures on December 26, 2007 at an interest rate of 8.65% with principal and interest payable semi-annually on June 26 and December 26 of each year with principal payments commencing June 26, 1996 and $227,000,000 which matures on June 26, 2012 at an interest rate of 8.98% with principal and interest payable semi-annually on June 26 and December 26 of each year with principal payments commencing December 26, 2007.

	The scheduled principal payments on the bonds are as follows:

				1997	         $    2,167,167
				1998				  3,297,597
				1999		   		  4,822,151
				2000		   		  7,306,785
				2001		         11,062,070

                        SELKIRK COGEN PARTNERS, L.P.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


	The   loans   are  secured  by  liens  on,  and  security  interests  in,
	substantially all of the assets of the Partnership. These loans are non-recourse to the individual partners. The trust indenture restricts the ability of Selkirk to make distributions to the partners under certain circumstances.

	In connection with the bond financing, Selkirk was required to register the bonds with the Securities and Exchange Commission (SEC) by November 6, 1994. The filing was completed and declared effective on November 2, 1994 by the SEC.

	In 1994, Selkirk entered into a combined working capital and bank reimbursement agreement (Credit Agreement). The Credit Agreement has a maximum available amount of $30,000,000 to be used by Selkirk for required letters of credit related to various project contracts and working capital purposes. The maximum amount available under the Credit Agreement for working capital purposes is $10,000,000. No amounts have been drawn under the Credit Agreement.

	Interest and currency swap agreements
	-------------------------------------

	At March 31, 1994, Selkirk had four interest rate swap agreements with notional amounts of $112,330,500, $14,771,250, $55,000,000 and
	$25,000,000. In accordance with the terms of these agreements, Selkirk paid interest at a fixed rate and received interest at a variable rate, determined monthly or quarterly. The effect of fluctuations in the interest to be received by Selkirk was intended to offset the effect of fluctuations in the variable interest being paid on the construction and term loans.

	In conjunction with the issuance of the bonds and related refinancing, the Partnership terminated the interest rate swap agreements and paid approximately $17,991,000 in breakage fees (including accrued interest of approximately $550,000), of which $2,087,000 related to rate lock breakage costs. These fees were paid from the net proceeds of the bond financing.

	On June 20, 1990 and October 29, 1992, Selkirk entered into currency exchange agreements to hedge against future exchange rate fluctuations which could result in additional costs incurred under fuel transportation agreements which are denominated in Canadian dollars. The June 1990 agreement relates to Unit 1 under which Selkirk exchanges approximately $368,000 U.S. dollars for $458,000 Canadian dollars on a monthly basis commencing on December 25, 1992 and terminating December 25, 2002. The October 1992 agreement relates to Unit 2 under which Selkirk exchanges approximately $1,044,000 U.S. dollars for $1,300,000 Canadian dollars on a monthly basis commencing on May 25, 1995 and terminating December 25, 2004.

                        SELKIRK COGEN PARTNERS, L.P.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


	Selkirk is exposed to credit loss under the currency agreements. In the unlikely event that a counterparty fails to meet the terms of the agreements, Selkirk's exposure is limited to the currency exchange rate differential. However, Selkirk does not anticipate nonperformance by the counterparties.

5.  Disclosure of fair market value of financial instruments
	--------------------------------------------------------

	The following methods and assumptions were used by the Partnership in estimating its fair value disclosures for financial instruments as of December 31, 1996 and 1995:

	Cash: The carrying amount reported in the balance sheet for cash approximates its fair value of $2,591,000 and $2,672,000 at December 31, 1996 and 1995, respectively.

	Restricted funds:  The carrying amount reported in the balance sheet  for
	restricted   funds   approximates  its  fair  value  of  $26,730,000  and
	$30,916,000 at December 31, 1996 and 1995, respectively.

	Long-term bonds: The fair value of the long-term bonds is based on the current market rates for the bonds. The fair value of the long-term bonds at December 31, 1996 and 1995 is approximately $383,183,000 and $391,964,000, respectively.

	Currency swap agreements: The fair value of the currency exchange arrangements represents the termination value of approximately $6,588,000 and $4,933,000 at December 31, 1996 and 1995, respectively, estimated using current exchange rates.

6.  Commitments
	-----------
	Selkirk has entered into site lease, property tax, fuel supply and transportation, power sales, steam sales, electric interconnection and transmission, operations and maintenance, water supply and project administrative agency agreements. In connection with the construction and operation of the Facility, Selkirk is obligated under the following agreements:

                        SELKIRK COGEN PARTNERS, L.P.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


	Power sales agreements - electricity
	------------------------------------

	In December 1987, Selkirk entered into a power sales agreement, as amended, with NIMO, for the sale of electricity, for an initial term of 20 years commencing on the date of commercial operations, April 17, 1992. The agreement may be terminated upon two years written notice to NIMO and payment of a termination fee or upon the loss of Selkirk's status as a QF.

  	In April 1994, the power sales agreement with NIMO was amended and, pursuant to this amended agreement, the Partnership paid NIMO $1,250,000 as a consent fee from the proceeds of the bond offering. In addition, the Partnership posted a letter of credit for approximately $15,000,000 under the Credit Agreement.

	On October 6, 1995, NIMO filed its "PowerChoice" proposal with the New York State Public Service Commission ("NYPSC"). On October 12, 1995, NIMO filed a Report on Form 8-K with the SEC explaining the PowerChoice proposal (the "PowerChoice Statement"). In the PowerChoice Statement, NIMO describes a number of related proposals to restructure the utility's business, including the reorganization of its assets and the
	renegotiation of its contracts with generators which, like the Partnership, are not regulated as utilities ("non-utility generators"). In connection with PowerChoice, NIMO filed a Report on Form 8-K on March 10, 1997 with the SEC in which it announced an agreement in principle to restructure or terminate 44 power purchase contracts. Among the contracts which is proposed to be restructured is the NIMO power sales agreement for the electric output of Unit 1. Pursuant to the agreement in principle and subject to negotiation as described below, the parties propose to restructure the NIMO power sales agreement to provide for payments from NIMO which may be under one or more pricing arrangements for up to 12 years in lieu of the rates which would be payable under the current NIMO power sales agreement.

	The details of the price arrangements as well as other possible contract modifications are yet to be negotiated, and implementation of the agreement in principle is subject to a number of significant conditions, including execution of binding agreements; any requisite corporate, partnership and shareholder approvals; NYPSC approval of the agreement in principle and other related transactions; other state and federal approvals; the resolution of all tax issues; and obtaining required amendments or waivers under existing credit agreements and third-party contracts, including, with respect to the Partnership, satisfying certain standards under the trust indenture relating to the absence of material adverse changes and the maintenance of required projected debt service coverage ratios or receiving any required approval of holders of the bonds or other creditors.

	The Partnership, as a party to the agreement in principle, is committed to negotiate to reach agreement on a restructured power sales agreement; however, the Partnership expresses no opinion with respect to the likelihood that all of the conditions to implementation of the agreement in principle

                        SELKIRK COGEN PARTNERS, L.P.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

	will be met or that all of the other elements of PowerChoice will be realized. Further, the Partnership expresses no opinion with respect to the viability of NIMO's proposed alternatives should PowerChoice fail, such as NIMO's proposal to take possession of independent power projects through the power of eminent domain and to thereafter sell such projects or NIMO's position that it has not ruled out the ultimate possibility of a filing for restructuring under Chapter 11 of the U.S. Bankruptcy Code as set forth in the PowerChoice Statement. Nevertheless, in the absence of agreement on a definitive restructured power sales agreement, the Partnership continues to believe that the NIMO power sales contract is a valid a nd binding contract with NIMO. Until negotiations on the restructured power sales agreement advance further, the Partnership will not be able to determine what effect, if any, the restructured power sales agreement or the PowerChoice proposal will have on the Partnership, its business or net operating revenues. For the year ended December 31, 1996, electric sales to NIMO accounted for approximately 17.1% of total project revenues.

	As a result of the announcement of the agreement in principle, Standard & Poor's has placed the bonds on credit watch "with negative implications," based in part on its analysis of Form 8-K recently filed by NIMO and the Partnership, respectively and its belief that the restructuring has the potential to erode cash flow coverage derived from long-term contracts supporting the bonds. As of the date of this report, Moody's Investors Service has not changed its rating or its "negative outlook" on the bonds.

	Selkirk has also entered into a power sales agreement with ConEd, for the sale of electricity, for an initial term of 20 years commencing on September 1, 1994, the date of Unit 2 commercial operations. The contract is extendible under certain circumstances.

	On February 6, 1995, Selkirk provided ConEd with a letter of credit in the amount of approximately $1,046,000. The letter of credit represented security pursuant to Article 13 of the ConEd power sales agreement and expired February 6, 1996.

	The power sales agreements with NIMO and ConEd each provide the purchasing utility with the contractual right to schedule the related Unit for dispatch on a daily basis at full capability, partial capability or off-line. Each purchasing utility's scheduling decisions are required to be based in part on economic criteria which, pursuant to the governing rules of the New York Power Pool, take into account the variable cost of the electricity to be delivered. Certain payments under these agreements are unaffected by levels of dispatch. However, certain payments may be rebated or reduced to NIMO and ConEd if Selkirk does not maintain a minimum availability level.

	ConEd, by a letter dated September 19, 1994, claimed the right to acquire that portion of Unit 2's natural gas supply not used in operating Unit 2 (the "excess gas"), when Unit 2 is dispatched off-line or at less than full capability. The ConEd power sales agreement contains no express language granting ConEd any rights to such excess gas and the Partnership has stated to ConEd that claims to excess gas are without merit. To date ConEd has paid all amounts invoiced by the Partnership in accordance with the ConEd power purchase agreement.

                        SELKIRK COGEN PARTNERS, L.P.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


	If ConEd were to prevail in its claim to Unit 2's excess natural gas volumes, the Partnership would lose its ability to engage in lay-off sales of such volumes at favorable prices relative to their costs, and thus the Partnership's cash flows from gas resale activities would also be materially and adversely affected. The Partnership is unable to determine the outcome of this uncertainty.

	In August 1992, NIMO filed a petition requesting the NYPSC to authorize NIMO to curtail purchases from, and avoid payment obligations to, non-utility generators, including QF's such as Selkirk, during certain periods. NIMO has claimed that such curtailment would be consistent with PURPA, and the regulations promulgated thereunder, which contemplate utilities' curtailing purchases from QF's in certain circumstances. The NYPSC has initiated an investigation but has not issued an order in this proceeding, nor has the NYPSC indicated when it intends to do so. There can be no certainty that NYPSC will not issue an order in this proceeding that authorizes NIMO and ConEd to curtail purchases of electricity from dispatchable facilities such as Selkirk, nor is it possible to predict at this time how such curtailment rights, if so authorized, would be implemented or whether the exercise of such curtailment rights would entail a reduction in the capacity payments otherwise payable under the power sales agreements.

	On August 30, 1996 the NYPSC reopened the curtailment proceedings and directed an administrative law judge to prepare a recommended decision under an abbreviated deadline. In light of Niagara Mohawk reaching agreement in principle to restructure or terminate 44 power purchase contracts (see Part I Item 1. Business- The Facility and Certain Project Contracts- Niagara Mohawk for discussion of the agreement in principle), the NYPSC did not present a ruling in the case. The Partnership expects that any agreement which it enters into with Niagara Mohawk to implement the agreement in principle will waive Niagara Mohawk's right, if any, to curtail purchases from the Partnership.

                        SELKIRK COGEN PARTNERS, L.P.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


	Steam sales agreements
	----------------------

	In February 1990, Selkirk entered into a steam sales agreement for Unit 1, as amended, with GE for an initial term of 20 years, effective from the date of commercial operations. On October 21, 1992, Selkirk and GE entered into a new steam sales agreement, as amended with a term of 20 years from the commercial operations date of Unit 2 and may be extended under certain circumstances. The Unit 1 steam sales agreement terminated upon the commercial operations of Unit 2.

	Until Unit 2 achieved commercial operations, GE had agreed to forego (subject to later repayment plus interest) the discount on a certain quantity of steam supplied by Selkirk during a quarter to the extent necessary for Selkirk to maintain a quarterly debt service coverage ratio of 1.2 to 1 and the advances, with interest, are repayable to the extent Selkirk's quarterly debt service coverage ratio exceeds 1.3 to 1. Under this agreement, Selkirk had invoiced and received from GE approximately $899,000 and $4,123,000 at December 31 and March 31, 1994, respectively. In April 1995, the Partnership paid off the outstanding principal amount and approximately 75% of the associated accrued interest. The Partnership paid the remaining accrued interest in January 1996 and February 1997.

	GE is obligated under the steam sales agreement to purchase the minimum quantities of steam necessary for the Facility to maintain its QF status. In the event that GE were to fail to purchase and take this minimum quantity, the Partnership could acquire title to the Facility Site, terminating the Lease Agreement, at no cost to the Partnership.

	The agreement provides GE the right of first refusal to purchase the Facility, subject to certain pricing considerations. Additionally, GE has the right to purchase the boiler facility that produces the steam at a mutually agreed upon price if and when the steam sale agreement is terminated. The steam sales agreement may be terminated by Selkirk with one year's written notice if either the NIMO or ConEd power sales agreement is terminated. It may also be terminated by GE with two years' written notice if GE's plant no longer has a requirement for steam.

	Fuel supply and transportation agreements
	-----------------------------------------

	Selkirk has entered into a firm natural gas supply agreement, as amended, with Paramount Resources Ltd., a Canadian corporation, for Unit 1. The agreement has an initial term of 15 years which began in November 1992, with an option to extend for an additional 5 years upon satisfaction of certain conditions.

                        SELKIRK COGEN PARTNERS, L.P.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


	Selkirk entered into firm natural gas supply agreements with various suppliers for Unit 2. The agreements have an initial term of 15 years, which began November 1, 1994, and an option to extend for an additional 5-year term upon satisfaction of certain conditions.

	Each Unit 2 gas supply contract requires that Selkirk purchase a minimum of 75% of the maximum annual contract volumes each year. If the Partnership fails to take this minimum quantity, then the shortfall amount between the minimum required volumes and the actual nominations must be made up in the following year(s). The Partnership is allowed up to two years under these contracts during which time the Partnership may make up any shortfall. If the Partnership does not make up the shortfall within these periods, then the suppliers have a right to reduce the maximum daily contract quantity by the shortfall. The Partnership purchased approximately $35,191,000, $28,736,000 and $5,198,000 in gas
	from these suppliers for the years ended December 31, 1996 and 1995 and the nine months ended December 31, 1994, respectively.

	Selkirk has entered three 20-year agreements for firm fuel transportation service to supply Unit 1 commencing November 1, 1992. In accordance with one of these agreements, Selkirk posted a letter of credit in the amount of approximately $586,000 in October 1992.

	Selkirk has entered into three agreements for firm fuel transportation service for Unit 2. The agreements commenced in November 1994 and have terms of 20 years. Upon the execution of the transportation agreement with one transporter, the various fuel suppliers posted letters of credit totaling approximately $10,007,000 Canadian dollars for the benefit of the transporter on behalf of Selkirk which was subsequently reduced to approximately $9,814,000 Canadian dollars in February 1997. Selkirk will reimburse all costs related to obtaining and maintaining the letters of credit. Selkirk also posted two letters of credit related to the remaining two firm fuel transportation agreements for approximately $796,000 and $2,090,000.

	Electric interconnection and transmission agreements
	----------------------------------------------------

	Selkirk constructed an interconnection facility to transfer power from Unit 1 to NIMO and transferred title of the facility to NIMO. Selkirk has agreed to reimburse NIMO $150,000 annually for the operation and maintenance of the facility. The term of the agreement is for 20 years from the commercial operations date of Unit 1 and may be extended if the power sales agreement with NIMO is extended.

                        SELKIRK COGEN PARTNERS, L.P.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


	In December 1990, Selkirk entered into a 20-year firm interruptible transmission agreement with NIMO, as amended, to transmit power from Unit 2 to ConEd, beginning with commercial operations. In connection with this agreement, Selkirk constructed an interconnection facility and transferred title to NIMO in 1995. Under the terms of this agreement, Selkirk will reimburse NIMO $450,000 annually for the maintenance of the facility.

	Site lease
	----------

	In February 1990, Selkirk entered into an operating lease agreement, amended in June 1990, to lease certain property from GE, on which the Unit 1 facility is located, at $1 per annum. On October 21, 1992, Selkirk entered into a second and amended lease agreement to include the additional land for Unit 2. Annual rent is $1,000,000, payable monthly in advance, two-thirds of which was capitalized by Unit 2 until the commencement of commercial operations. Rent expense was approximately $1,000,000, $1,000,000 and $425,000 for the years ended December 31, 1996
	and 1995 and the nine months ended December 31, 1994. The amended lease term expires on the twentieth anniversary of the commercial operations date of Unit 2 and is renewable for the greater of 5 years or until termination of any power sales contract, to a maximum of 20 years. The lease may be terminated by Selkirk under certain circumstances with the appropriate written notice during the initial term.


	Payment in lieu of taxes agreement
	----------------------------------

	In October 1992, Selkirk entered into a payment in lieu of taxes (PILOT) agreement with the Town of Bethlehem Industrial Development Agency (IDA), a corporate governmental agency, which exempts Selkirk from all property taxes, except for special assessments. The agreement commenced on January 1, 1993, and terminates on December 31, 2012.

	On the closing date of the facility lease agreement with the IDA, Selkirk paid the IDA $250,000 as one half of a $500,000 financing fee; the second installment was paid upon completion of Unit 2 and issuance by the Town of Bethlehem of a final certificate of occupancy. PILOT payments are due semi-annually in equal installments and are scheduled for the years as follows:

				1997		    $  2,100,000
				1998			   2,300,000
				1999			   2,500,000
				2000			   2,700,000
				2001			   2,900,000
				Thereafter	      42,300,000

                        SELKIRK COGEN PARTNERS, L.P.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


	Other agreements
	----------------

	Selkirk has an operations and maintenance services agreement with GE whereby GE will provide certain operation and maintenance services during the operations of Unit 1 and the construction of Unit 2 and for seven (7) years after the Unit 2 commercial operations date on a cost plus fixed fee basis. In addition, Selkirk has entered into a 20-year take or pay water supply agreement with the Town of Bethlehem under which Selkirk is committed to make minimum annual purchases of approximately $1,000,000, subject to adjustment for changes in market rates beginning in the tenth year.

7.  Related parties
	---------------

	An affiliate of JMC Selkirk, Inc. has been appointed project administrative agent to manage the day-to-day affairs of Selkirk. This affiliate is compensated at agreed-upon billing rates which are adjusted annually in accordance with an administrative services agreement. For the years ended December 31, 1996 and 1995 and the nine months ended December 31, 1994 approximately $2,715,000, $2,419,000 and $4,057,000,
	respectively was incurred for services rendered of which $1,869,000 is reflected in general and administrative expenses and $2,188,000 has been capitalized relating to construction of Unit 2 and the bond financing for the nine months ended December 31, 1994.


	During the years ended December 31, 1996 and 1995 and the nine months ended December 31, 1994, Selkirk purchased approximately $0, $564,000 and $1,054,000, respectively and sold approximately $0, $428,000 and $313,000, respectively, in fuel at its fair market value to JMC Fuel Services, Inc., an affiliate of JMC Selkirk, Inc. During the years ended December 31, 1996 and 1995 and the nine months ended December 31, 1994, Selkirk purchased approximately $16,000, $3,313,000 and $701,000, respectively and sold approximately $238,000, $320,000 and $228,000, respectively in fuel at its fair market value in transactions with other affiliates of JMC Selkirk, Inc. Of the $701,000 purchased approximately $164,000 was capitalized in construction working-process as start up fuel. Purchases are included in fuel costs and sales are included in gas resales in the statements of operations, except as noted above.

	During the year ended December 31, 1996, Selkirk entered into an Enabling Agreement with US Gen Power Services, L.P.("USGEN PS"), an affiliate of JMC Selkirk,Inc., to enter into certain transactions for the purchase and sale of energy and other services. During the year ended December 31, 1996, Selkirk entered into two energy and capacity sale transactions with USGEN PS totaling approximately $45,000.

                        SELKIRK COGEN PARTNERS, L.P.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)


	Selkirk has two agreements with Iroquois Gas Transmission System (IGTS) to provide firm transportation of natural gas from Canada. An affiliate of JMC Selkirk, Inc. has a partnership interest in IGTS.

8.	Contingency
    -----------

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


9.	Subsequent Event
	----------------

	In connection with PowerChoice, NIMO filed a Report on Form 8-K on March 10, 1997 with the SEC in which it announced an agreement in principle to restructure or terminate 44 power purchase contracts. Among the contracts which is proposed to be restructured is the NIMO power sales agreement for the electric output of Unit 1. Pursuant to the agreement in principle and subject to negotiation as described elsewhere in these notes to consolidated financial statements, the parties propose to restructure the NIMO power sales agreement to provide for payments from NIMO which may be under one or more pricing arrangements for up to 12 years in lieu of the rates which would be payable under the current NIMO power sales agreement.

	See Note  6.   Commitments:   Power  sales  agreements  - electricity for
	additional disclosure regarding the agreement in principle to restructure the NIMO power sales agreement.


SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
---------------------------------------------
									Additions
								--------------------
											Charged
				    Balance at  Charge to   to Other           	  Balance at
			        Beginning   Cost and    Accounts   Deductions   End of
Description	        of Period   Expenses    Describe    Describe    Period
-----------			---------	--------	--------   ----------  ---------

Deducted from
asset account-
allowance for
doubtful accounts:

Year Ended
 December 31, 1996 	$  87,181	$   -		$   -	    $ 87,181(1) $   -
					---------   --------    ---------   --------    --------
					---------   --------    ---------   --------    --------

Year Ended
 December 31, 1995	$ 165,105	  87,181	$   -	    $165,105(2) $ 87,181
					---------   --------    ---------   --------    --------
					---------   --------    ---------   --------    --------

Nine Months Ended
 December 31, 1994	$ 165,105		-		$   -       $	-	    $165,105
					---------   --------    ---------   --------    --------
				    ---------   --------    ---------   --------    --------


(1) Represents the settlement of August and September 1995 capacity payment issue.

(2) Represent the settlement of October and November 1993 capacity payment issue.



Exhibit No.		Description of Exhibit
-----------     ----------------------

3.1(1)			Certificate  of  Incorporation  of  Selkirk   Cogen   Funding
      			Corporation (the "Funding Corporation")

3.2(1) 			 By-laws of the Funding Corporation

3.3(1)			Second   Amended   and   Restated   Certificate   of  Limited
	  			Partnership   of   Selkirk    Cogen   Partners,   L.P.   (the
	  			"Partnership")

3.4(1)			Third Amended and Restated Agreement of  Limited  Partnership
				of  the  Partnership,  dated  as  of  May  1, 1994, among JMC
				Selkirk, Inc. ("JMC Selkirk"), JMCS I, Investors, L.P. ("JMCS
				I Investors"),  Makowski  Selkirk  Holdings,  Inc. ("Makowski
				Selkirk"),   Cogen   Technologies   Selkirk,    LP    ("Cogen
				Technologies  LP")  and  Cogen  Technologies Selkirk GP, Inc.
				("Cogen Technologies GP")

3.5(2)			Amendment No. 1 to  the  Third Amended and Restated Agreement
				of Limited  Partnership  of  the  Partnership,  dated  as  of
				November 1, 1994

3.6(2)			Amendment  No.  2 to the Third Amended and Restated Agreement
				of Limited Partnership of  the  Partnership, dated as of June
				16, 1995

4.1(1)			Trust Indenture, dated as of May 1, 1994, among  the  Funding
				Corporation,  the  Partnership  and Bankers Trust Company, as
				trustee (the "Trustee")

4.2(1)			First Series Supplemental Indenture, dated as of May 1, 1994,
				among  the  Funding  Corporation,  the  Partnership  and  the
				Trustee

4.3(1)			Registration  Agreement,  dated  April  29,  1994,  among the
				Funding  Corporation,  the  Partnership,  CS   First   Boston
				Corporation,  Chase Securities, Inc. and Morgan Stanley & Co.
				Incorporated

4.4(1)			Partnership Guarantee,  dated  as  of  May  1,  1994,  of the
				Partnership to the Trustee (2007)

4.5(1)			Partnership Guarantee, dated  as  of  May  1,  1994,  of  the
				Partnership to the Trustee (2012)

10.1			Credit Facilities

10.1.1(1)  		Credit  Bank  Working  Capital  and Reimbursement Agreement,
				dated as of May  1,  1994,  among  the Partnership, The Chase
				Manhattan Bank, N.A.  ("Chase"),  as  Agent,  and  the  other
				Credit Banks identified therein

10.1.2(1)		Amendment  No.  1 to Credit Agreement, dated August 11, 1994,
				among the Partnership, Dresdner Bank AG, New York Branch, and
				Chase

10.1.3(1)		Loan  Agreement,  dated  as  of  May  1,  1994,  between  the
				Partnership,  Chase,  as   Agent,   and  other  Bridge  Banks
				identified therein

10.1.4(1)		Amended and Restated Loan Agreement, dated as of May 1, 1994,
				between the Funding Corporation and the Partnership

10.1.5(1)		Agreement of Consolidation, Modification and  Restatement  of
				Notes  ($227,000,000),  dated  as of May 1, 1994, between the
				Partnership  and  the   Funding  Corporation,  together  with
				Endorsement from the Funding Corporation dated May 9, 1994

10.1.6(1)		Agreement of Consolidation, Modification and  Restatement  of
				Notes  ($165,000,000),  dated  as of May 1, 1994, between the
				Partnership  and  the   Funding  Corporation,  together  with
				Endorsement from the Funding Corporation dated May 9, 1994

10.2			Power Purchase Agreements

10.2.1(1)		Power Purchase Agreement,  dated  as  of  December  7,  1987,
				between  JMC  Selkirk  and  Niagara  Mohawk Power Corporation
				("Niagara Mohawk")

10.2.2(1)		Amendment to Power Purchase  Agreement,  dated as of December
				14, 1989, between JMC Selkirk and Niagara Mohawk

10.2.3(1)		Second Amendment to Power Purchase  Agreement,  dated  as  of
				January, 25, 1990, between JMC Selkirk and Niagara Mohawk

10.2.4(1)		Third  Amendment  to  Power  Purchase  Agreement, dated as of
				October 23, 1992 between JMC Selkirk and Niagara Mohawk

10.2.5(4)		Fourth Amendment to  Power  Purchase  Agreement,  dated as of
				June 26, 1996 between the Partnership and Niagara Mohawk

10.2.6(1)		Agreement dated as of March 31, 1994, between the Partnership
				and Niagara Mohawk

10.2.7(1)		Termination of the Subordination Agreement and the Assignment
				of Contracts and Security Agreement, as amended, dated May 9,
				1994,  among  Niagara  Mohawk,  Chase,  as  Agent,  and   the
				Partnership

10.2.8(1)		License Agreement between the Partnership and Niagara Mohawk,
				dated as of October 23, 1992

10.2.9(1)		Power Purchase Agreement, dated as of April 14, 1989, between
				Con  Edison  Company of New York, Inc. ("Con Edison") and JMC
				Selkirk

10.2.10(1)		Rider to Power Purchase Agreement,  dated as of September 13,
				1989, between Con Edison and JMC Selkirk

10.2.11(1)		First Amendment to Power  Purchase  Agreement,  dated  as  of
				September 13, 1991, between Con Edison and JMC Selkirk

10.2.12(1)		Letter  Agreement  Regarding  Extending the Term of the Power
				Purchase Agreement, dated  as  of  May  28, 1992, between Con
				Edison and JMC Selkirk

10.2.13(1)		Second Amendment to Power Purchase  Agreement,  dated  as  of
				October 22, 1992, between Con Edison and JMC Selkirk

10.2.14(5)		Third  Amendment  to  Power  Purchase  Agreement, dated as of
				September 13, 1996, between Con Edison and the Partnership

10.2.15(1)		Letter Agreement  Regarding  Arbitration,  dated  October 22,
				1992, between Con Edison and JMC Selkirk

10.2.16(1)		Letter Agreement Regarding Sale of  Capacity  above  265  MW,
				dated  as  of  October  22,  1992, between Con Edison and JMC
				Selkirk

10.2.17(1)		Notice, Certificate and Waiver  of  Con Edison for assignment
				by Selkirk Cogen Partners, L.P. ("SCP II") to the Partnership
				pursuant to the merger, dated October 19, 1992

10.2.18(1)		Letter Agreement regarding Alternative Fuel Supply, dated  as
				of July 29, 1994, between Con Edison and the Partnership

10.3			Construction Agreements

10.3.1(1)		Engineering, Procurement and Construction Services Agreement,
				dated  as  of  October  21, 1992, between the Partnership and
				Bechtel  Construction  of   Nevada   and  Bechtel  Associates
				Professional Corporation (the "Contractor")

10.4			Steam Agreements

10.4.1(1)		Agreement for the Sale of Steam,  dated  as  of  October  21,
				1992,  between  the  Partnership and General Electric Company
				("General Electric")

10.4.2(1) 		Amendment to Steam  Sales  Agreement,  dated as of August 12,
		   		1993, between the Partnership and General Electric

10.4.3(1)		Amended and Restated  Operation  and  Maintenance  Agreement,
				dated  as  of  October  22, 1992, between the Partnership and
				General Electric

10.4.4(1)		Second Amendment to Steam  Sales Agreement, dated December 7,
				1994, between the Partnership and General Electric

10.4.5(2)		Third Amendment to Steam Sales Agreement, dated May 31, 1995,
				between the Partnership and General Electric

10.5			Fuel Supply Contracts

10.5.1(1)		Amended and Restated  Gas  Purchase  Contract,  dated  as  of
				September   26,   1992,   between  Paramount  Resources  Ltd.
				("Paramount") and the Partnership

10.5.2(1)		First Amendment  to  the  Amended  and  Restated Gas Purchase
				Contract, dated as of October 5, 1992, between Paramount  and
				the Partnership

10.5.3(1)		Letter  Agreement,  dated as of October 25, 1993, between the
				Partnership and Paramount

10.5.4(1)		Second Amendment to  the  Amended  and  Restated Gas Purchase
				Contract, dated as of December 1, 1993, between Paramount and
				the Partnership

10.5.5(1)		Indemnity Agreement, dated as of February 20,  1989,  by  the
				Partnership in favor of Paramount

10.5.6(1)		Letter  Agreement,  dated  as  of  June 11, 1990, between the
				Partnership and Paramount

10.5.7(1)		Indemnity Amending and  Supplemental  Agreement,  dated as of
				June 19, 1990, between the Partnership and Paramount

10.5.8(1)		Intercreditor  Agreement,  dated  as  of  October  21,  1992,
				between Paramount, the Partnership and Chase, as Agent

10.5.9(1)		Specific Assignment  of  Unit  1  TransCanada  Transportation
				Contract,  dated  as of December 20, 1991, by the Partnership
				to Paramount

10.5.10(1)		Amendment No. 1 to  Specific  Assignment, dated as of October
				21, 1992, between the Partnership and Paramount

10.5.11(1)		Amended and Restated Gas  Purchase  Agreement,  dated  as  of
				January  21,  1993,  between  the  Partnership and Atcor Ltd.
				("Atcor")
                                     35

10.5.12(1)		Amended and  Restated  Gas  Purchase  Agreement,  dated as of
				October 22, 1992, between the Partnership, as  assignee,  and
				Imperial Oil Resources ("Imperial")

10.5.13(1)		Amended  and  Restated  Gas  Purchase  Agreement, dated as of
				October 22, 1992, between  the  Partnership, as assignee, and
				PanCanadian Pertroleum Limited ("PanCanadian")

10.5.14(1)		Back-up Fuel Supply Agreement, dated as  of  June  18,  1992,
				between Phibro Energy USA, Inc. ("Phibro") and SCP II

10.6			Fuel Transportation Agreements

10.6.1(1)		Gas  Transportation Contract for Firm Reserved Service, dated
				as of February  7,  1991,  between  Iroquois Gas Transmission
				System, L.P. ("Iroquois") and the Partnership

10.6.2(1)		Letter Agreement, dated June  30,  1993,  from  Iroquois  and
				acknowledged and accepted for the Partnership by JMC Selkirk

10.6.3(1)		Firm  Service Contract for Firm Transportation Service, dated
				as  of  September  6,  1991,  between  TransCanada  PipeLines
				Limited ("TransCanada") and the Partnership

10.6.4(1)		Amending Agreement, dated  as  of  May  28, 1993, between the
				Partnership and TransCanada

10.6.5(1)		Firm Natural Gas Transportation Agreement, dated as of  April
				18, 1991, between Tennessee Gas Pipeline and the Partnership

10.6.6(1)		Clarification  Letter  from  Tennessee, dated April 18, 1991,
				between the Partnership and Tennessee

10.6.7(1)		Supplemental  Agreement  (Unit  1),  dated  April  18,  1991,
				between the Partnership and Tennessee

10.6.8(1)		Operational Balancing  Agreement,  dated  as  of September 1,
				1993, between the Partnership and Tennessee

10.6.9(1)		Interruptible Transportation Agreement, dated as of September
				1, 1993, between the Partnership and Tennessee

10.6.10(1)		License Agreement for the Ten-Speed 2  System,  dated  as  of
				July 21, 1993, between the Partnership, Tennessee, Midwestern
				Gas  Transmission  Company  and  East  Tennessee  Natural Gas
				Company

10.6.11(1)		Firm Service Contract for  Firm Transportation Service, dated
				as of March 16, 1994, between the Partnership and TransCanada

10.6.12(1)		Letter Agreement, dated as of March  24,  1994,  between  the
				Partnership and TransCanada

10.6.13(1)		Gas  Transportation Contract for Firm Reserved Service, dated
				as of April 5, 1994, between the Partnership and Iroquois

10.6.14(1)		Letter Agreement, dated  as  of  March  31, 1994, between the
				Partnership and Iroquois

10.6.15(1)		Firm Natural Gas Transportation Agreement, dated as of  April
				11, 1994, between the Partnership and Tennessee

10.6.16(1)		Tennessee  Supplemental  Agreement  (Unit  2),  dated  as  of
				October 21, 1992, between Tennessee and the Partnership

10.6.17(1)		Letter  Agreement,  dated  September  22,  1993,  between the
				Partnership and Tennessee

10.6.18(2)		Consent  and  Agreement,  dated  May  15,  1995,  between the
				Partnership, Iroquois and the Trustee

10.7			Transmission and Interconnection Agreements

10.7.1(1)		Transmission Services Agreement, dated  as  of  December  13,
				1990, between Niagara Mohawk and SCP II

10.7.2(1)		Notice,  Certificate, Agreement, Waiver and Acknowledgment to
				Niagara Mohawk of Assignment of Transmission Agreement to the
				Partnership, dated as of October 23, 1992

10.7.3(1)		Interconnection Agreement (Unit 1),  dated  as of October 20,
				1992, between Niagara Mohawk and SCP II

10.7.4(1)		Interconnection Agreement (Unit 2), dated as of  October  20,
				1992, between Niagara Mohawk and SCP II

10.8			Administrative Services Agreements and Water Supply Agreement

10.8.1(1)		Project  Administrative  Services Agreement, dated as of June
				15,  1992,  between   JMCS   I   Management,  Inc.  ("JMCS  I
				Management") and the Partnership

10.8.2(1)		First Amendment to Project Administrative Services Agreement,
				dated as of October 23, 1992, between JMCS I  Management  and
				the Partnership

10.8.3(1)		Second   Amendment   to   Project   Administrative   Services
				Agreement, dated as of May 1, 1994, between JMCS I Management
				and the Partnership

10.8.4(1)		Water  Supply Agreement, dated as of May 6, 1992, between the
				Town of Bethlehem, New York and the Partnership

10.9			Real Estate Documents

10.9.1(1)		Second Amended  and  Restated  Lease  Agreement,  dated as of
				October  21,  1992,  between  the  Partnership  and   General
				Electric

10.9.2(1)		Amended  and  Restated  First Amendment to Second Amended and
				Restated Lease Agreement, dated as of April 30, 1994, between
				the Partnership and General Electric

10.9.3(1)		Unit 2 Grant of Easement, dated  as of October 21, 1992, made
				by General Electric in favor of  the  Partnership  (regarding
				Unit 2 Substation and Transmission Line)

10.9.4(1)		Declaration  of  Restrictive  Covenants  by General Electric,
				dated as of October  21, 1992 (regarding Wetlands Remediation
				Areas)

10.9.5(1)		Utilities Building Lease Agreement, dated as of  October  21,
				1992,   between   General  Electric,  as  Landlord,  and  the
				Partnership, as Tenant

10.9.6(1)		Easement Agreement, dated as of May 27, 1992, between Charles
				Waldenmaier and the Partnership, as assignee

10.9.7(1)		Facility Lease  Agreement,  dated  as  of  October  21, 1992,
				between  the  Partnership,  as  Landlord,  and  the  Town  of
				Bethlehem, New York Industrial Development Agency ("IDA"), as
				Tenant

10.9.8(1)		Amended  and  Restated  First  Amendment  to  Facility  Lease
				Agreement,   dated   as   of  April  30,  1994,  between  the
				Partnership and the IDA

10.9.9(1)		Sublease Agreement, dated as of October 21, 1992, between the
				Partnership, as Subtenant, and the IDA, as Sublandlord

10.9.10(1)		Amended and Restated  First  Amendment to Sublease Agreement,
				dated as of April 30, 1994, between the Partnership  and  the
				IDA
                                     38

10.9.11(1)		Payment  in  Lieu of Taxes Agreement, dated as of October 21,
				1992, between the Partnership and the IDA

10.10			Security Documents


10.10.1(1)		Assignment of Agreements,  dated  as  of  May  1, 1994, among
				Yasuda Bank and Trust Company (U.S.A.)  ("Yasuda"),  Dresdner
				Bank AG, New York and Grand Cayman Branches ("Dresdner"), the
				Depositary  Agent,  the Collateral Agent, the Partnership and
				the Funding Corporation

10.10.2(1)		Depositary Agreement, dated  as  of  May  1,  1994, among the
				Funding Corporation, the Partnership, Bankers  Trust  Company
				as  collateral  agent  ("Collateral Agent") and Bankers Trust
				Company, as depositary agent (the "Depositary Agent")

10.10.3(1)		Equity Contribution Agreement, dated as of May 1, 1994, among
				the Partnership, Cogen  LP,  Cogen  GP,  Makowski Selkirk and
				Chase

10.10.4(1)		Cash Collateral Agreement, dated as of  May  1,  1994,  among
				Makowski Selkirk, the Partnership and Chase, as Agent

10.10.5(1)		Cash  Collateral  Agreement,  dated  as of May 1, 1994, among
				Cogen LP, the Partnership and Chase, as Agent

10.10.6(1)		Cash Collateral Agreement,  dated  as  of  May 1, 1994, among
				Cogen GP, the Partnership and Chase, as Agent

10.10.7(1)		Agreement of  Spreader,  Consolidation  and  Modification  of
				Leasehold   Mortgages,   Security   Agreements   and  Fixture
				Financing Statements,  (the  "First  Consolidated Mortgage"),
				dated  as  of  May  1,  1994,  in  the  principal  amount  of
				$227,000,000  among  the  Partnership,  the   IDA   and   the
				Collateral Agent

10.10.8(1)		Agreement  of  Spreader,  Consolidation  and  Modification of
				Leasehold   Mortgages,   Security   Agreements   and  Fixture
				Financing Statements,  dated  as  of  May  1,  1994,  in  the
				principal  amount  of $122,000,000 among the Partnership, the
				IDA and the Collateral Agent

10.10.9(1)		Agreement of Spreader and  Modification of Leasehold Mortgage
				(the "Restated Mortgage"), dated as of May 1,  1994,  in  the
				principal  amount  of  $43,000,000 among the Partnership, the
				IDA and the Collateral Agent

10.10.10(1)		Agreement of  Modification  and  Severance  of  Mortgage (the
				"Mortgage Splitter Agreement"), dated  as  of  May  1,  1994,
				among the Partnership, the IDA and the Collateral Agent

10.10.11(1)		Leasehold  Mortgage  (Substitute Mortgage No. 1), dated as of
				May 1, 1994, in the  principal  amount of $9,099,000 given by
				the Partnership and the IDA to the Collateral Agent

10.10.12(1)		Leasehold Mortgage (Substitute Mortgage No. 2), dated  as  of
				May  1, 1994, in the principal amount of $43,000,000 given by
				the Partnership and the IDA to the Collateral Agent

10.10.13(1)		Leasehold Mortgage (Substitute Mortgage  No.  1), dated as of
				May 1, 1994, in the principal sum of $16,601,000 given by the
				Partnership and the IDA to the Collateral Agent

10.10.14(1)		Leasehold Mortgage (Gap Mortgage  No.  2)  in  the  principal
				amount  of $42,199,000, dated as of May 1, 1994, given by the
				Partnership and the IDA to the Collateral Agent

10.10.15(1)		Leasehold Mortgage, Security  Agreement and Fixture Financing
				Statement (the "Chase Mortgage"), dated as of  May  1,  1994,
				given by the Partnership and the IDA to the Collateral Agent

10.10.16(1)		Amended  and  Restated  Security  Agreement and Assignment of
				Contracts (the "Security Agreement"), dated as of May 1,1994,
				made by the Partnership in favor of the Collateral Agent

10.10.17(1)		Pledge  and  Security   Agreement  (the  "Partnership  Pledge
				Agreement"), dated as of May 1, 1994, from the Partnership in
				favor of the Collateral Agent

10.10.18(1)		Security Agreement (the "Company Security Agreement"),  dated
				as of May 1, 194, from the Company in favor of the Collateral
				Agent

10.10.19(1)		Intercreditor  Agreement,  dated as of May 1, 1994, among the
				Trustee,  the  Credit  Bank,  the  Funding  Corporation,  the
				Partnership, the Collateral Agent and certain other parties

10.10.20(1)		Purchase Agreement and Transfer  Supplement,  dated as of May
				1,  1994,  among  Chase,  Dresdner,   Yasuda,   the   Funding
				Corporation and the Partnership

10.11			Other Material Project Contracts

10.11.1(1)		Purchase  Agreement,  dated April 29, 1994, among the Funding
				Corporation, the  Partnership,  CS  First Boston Corporation,
				Chase Securities, Inc. and Morgan Stanley & Co. Incorporated

10.11.2(1)		Capital Contribution Agreement, dated as of April  28,  1994,
				among  the  Partnership, JMC Selkirk, JMCS I Investors, Cogen
				Technologies GP and Cogen  Technologies LP (collectively, the
				"Partners")

10.11.3(1)		Equity Depositary Agreement, dated as of May 1,  1994,  among
				the Partnership, the Partners, Makowski Selkirk and Citibank,
				N.A. as Special Agent

16(3)			Letter  from former accountant (Ernst & Young, LLP), dated as
				of  February  13,  1995,   to  the  Securities  and  Exchange
				Commission regarding the Partnership's change  in  certifying
				accountant.

21(1)			Subsidiaries of the Funding Corporation and Partnership

27				Financial Data Schedule (for electronic filing purposes only)



-------------------
(1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 filed September 1, 1994, as amended (File No. 33-83618).

(2) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1995 filed August 14, 1995.

(3) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1995 filed March 29, 1996.

(4) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1996 filed August 13, 1996.

(5) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996 filed November 14, 1996.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 	    SELKIRK COGEN PARTNERS, L.P.


Date: March 31, 1997	                 /s/    JMC SELKIRK, INC.
                                        --------------------------
 	                                            General Partner

Date: March 31, 1997	                 /s/    JOHN R. COOPER
                                        --------------------------
 	                                     Name:  John R. Cooper
                                         Title:	Senior Vice President and
		                                        and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      Signature			    	  Title			   		       Date
	 -----------                 ------                       ------

/s/ JOSEPH P. KEARNEY		Chief Executive Officer,		March 31, 1997
---------------------		 President and Director
    Joseph P. Kearney

/s/	P. CHRISMAN IRIBE	    Executive Vice President		March 31, 1997
---------------------        and Director
    P. Chrisman Iribe

/s/ JOHN R. COOPER          Senior Vice President and       March 31, 1997
---------------------        Chief Financial Officer
    John R. Cooper

/s/ DAVID N. BASSETT		Treasurer						March 31, 1997
---------------------
    David N. Bassett

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 	    SELKIRK COGEN FUNDING
										 CORPORATION


Date: March 31, 1997	                 /s/    JOHN R. COOPER
                                        --------------------------
 	                                     Name:  John R. Cooper
                                         Title:	Senior Vice President and
		                                        and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      Signature					   Title					    Date
	 ----------                   -------                      ------

/s/ JOSEPH P. KEARNEY		Chief Executive Officer,		March 31, 1997
---------------------		 President and Director
    Joseph P. Kearney

/s/	P. CHRISMAN IRIBE	    Executive Vice President		March 31, 1997
---------------------        and Director
    P. Chrisman Iribe

/s/ JOHN R. COOPER          Senior Vice President and       March 31, 1997
---------------------        Chief Financial Officer
    John R. Cooper

/s/ DAVID N. BASSETT		Treasurer						March 31, 1997
---------------------
    David N. Bassett