Form 10-Q
period 1997-03-31
SELKIRK COGEN PARTNERS LP; SELKIRK COGEN FUNDING CORP
filed 1997-05-15
CIK 929540, 929518

CONFORMED COPY WITH EXHIBIT
                                                  ---------------------------
-----------------------------------------------------------------------------



                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

            [X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 1997

                       Commission File Number 33-83618

                        SELKIRK COGEN PARTNERS, L.P.
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

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                8.65% First Mortgage Bonds Due 2007, Series A
                8.98% First Mortgage Bonds Due 2012, Series A
                              (Title of class)


	Indicate by check mark whether  the  Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for  such  shorter  period  that  the
Registrant  was  required  to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No
												   ---	 ---

-----------------------------------------------------------------------------

             This document consists of 19 pages of which this page is page 1.

                              TABLE OF CONTENTS




										                                Page
																		----
                       PART I.  FINANCIAL INFORMATION


Item 1.	Financial Statements (unaudited)

		Condensed Consolidated Balance Sheets as of March 31, 1997
		and December 31, 1996.........................................	   3

		Condensed Consolidated Statements of Operations for the three
		months ended March 31, 1997 and March 31, 1996................	   4

		Condensed Consolidated Statements of Cash Flows for the three
		months ended March 31, 1997 and March 31, 1996................	   5

		Notes to Condensed Consolidated Financial Statements..........	   6

Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations

		Results of Operations.........................................	   7


		Liquidity and Capital Resources...............................	   9


                         PART II.  OTHER INFORMATION


Item 6.		Exhibits and Reports on Form 8-K..........................	  13

SIGNATURES............................................................	  14

                        SELKIRK COGEN PARTNERS, L.P.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                 (unaudited)
				   					     			March 31,   December 31,
						                        	  1997		    1996
												   ----------	------------
ASSETS

Current assets:
  Cash............................................ $      791     $    2,591
  Restricted funds................................	   22,152          6,284
  Accounts receivable.............................     17,498         19,899
  Due from affiliates.............................         14             40
  Fuel inventory and supplies.....................	    4,637          4,401
  Other current assets............................	      318	         449
  													---------	   ---------
    	Total current assets......................	   45,410         33,664

  Plant and equipment, net........................    331,029        334,229
  Long-term restricted funds......................     20,677         20,446
  Deferred financing charges, net.................     12,822         13,115
							  						---------	   ---------

				Total Assets		 	 	       $  409,938      $ 401,454
   													---------	   ---------
													---------	   ---------
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable................................ $      317 	  $      588
  Accrued bond interest payable...................	    9,036 	         385
  Accrued expenses................................     11,827         16,239
  Due to affiliates...............................      1,246 	         937
  Advances from customer..........................        --- 	          17
  Current portion of long-term bonds..............      2,167 	       2,167
	  												---------	   ---------
	    Total current liabilities.................	   24,593         20,333

  Other long-term liabilities.....................	   12,058         10,678
  Long-term bonds, less current portion...........	  389,253        389,253

  General partners' capital.......................	     (144) 		    (173)
  Limited partners' capital.......................    (15,822)       (18,637)
	   												---------	   ---------
	    Total partners' capital...................    (15,966)       (18,810)
													---------	   ---------

				Total Liabilities and
					 Partners' Capital             $  409,938     $  401,454
													---------	   ---------
													---------	   ---------

See Notes to Condensed Consolidated Financial Statements.

                        SELKIRK COGEN PARTNERS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands)
                                 (unaudited)



							  					  For the Three Months Ended
												  --------------------------

					 			    			   	March 31,	   March 31,
													  1997	      	 1996
												   ----------	  ----------
Operating revenues:

    Electric and steam............................ $   42,521     $   37,713
	Gas resale....................................	    1,404 	       8,692
													---------	   ---------
	    Total operating revenues..................	   43,925         46,405
Cost of revenue...................................     31,291         29,833
													---------	   ---------
Gross Profit......................................	   12,634         16,572

Other operating expenses:
	Administrative services - affiliates..........	      609 		     554
	Other general and administrative expenses.....	      646 		   1,068

	Amortization of deferred financing charges....	      293 		     293
													---------	   ---------
		Total other operating expenses............	    1,548          1,915
													---------	   ---------

Operating income..................................	   11,086         14,657

Net interest expense..............................	    8,242          8,382
													---------	   ---------
Net income........................................ $    2,844     $    6,275
												    ---------	   ---------
													---------	   ---------

Allocated to:
	General partners.............................. $       29 	  $       63
	Limited partners..............................	    2,815 	       6,212
                                                    ---------	   ---------
		Total..................................... $    2,844 	  $    6,275
												    ---------	   ---------
													---------	   ---------

See Notes to Condensed Consolidated Financial Statements.

                        SELKIRK COGEN PARTNERS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)

												  For the Three Months Ended
												  --------------------------

					 			    			   	March 31,	   March 31,
													  1997	      	 1996
							                       ----------	  ----------




Net cash provided by operating activities......... $   14,282     $   15,219

Cash flows provided by (used in)
 investing activities:
	Plant and equipment additions.................         34	        (441)
	Restricted funds..............................    (16,099)		 (10,778)
												    ---------	   ---------

		Net cash used in investing activities.....	  (16,065)       (11,219)

Cash flows used in financing activities:
	Cash distributions............................        ---         (4,223)
	Advances from a customer......................        (17)	        (136)
								  					---------	   ---------

		Net cash used in financing activities.....	      (17)        (4,359)

Net decrease in cash..............................     (1,800)		    (359)
Cash at beginning of period.......................      2,591          2,672
													---------	   ---------
Cash at end of period.............................  $     791 	  $    2,313
									 				---------	   ---------
													---------	   ---------

Supplemental disclosures of cash flow information:

	Cash paid for interest........................  $      17     $      292
													---------	   ---------
													---------	   ---------

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

These  condensed  consolidated  financial  statements  should  be   read   in
conjunction with the audited consolidated financial statements included in the Partnership's December 31, 1996 Annual Report on Form 10-K.


Note 2. Contingency

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
		 -----------------------------------

Results of Operations

Three Months Ended March 31, 1997 Compared to the Three Months Ended
	March 31, 1996:

Net income for the quarter ended March 31, 1997 was approximately $2.8 million as compared to $6.3 million for the corresponding period in the prior year. The decrease in net income is primarily due to a $7.3 million decrease in gas resale revenues offset by a $4.8 million net increase in electric and steam revenues as compared to the corresponding period in the prior year.

Total revenues for the quarter ended March 31, 1997 were approximately $43.9 million as compared to $46.4 million for the corresponding period in the prior year.

Electric Revenues (dollars and kWh's in millions):
--------------------------------------------------

							    For the Three Months Ended
      				    March 31, 1997               March 31, 1996
			  ------------------------------- -------------------------------
			  Dollars kWh's Capacity Dispatch Dollars kWh's Capacity Dispatch
			  ------- ----- -------- -------- ------- -----	-------- --------
Niagara Mohawk   10.0 161.1   90.31%   100.0%	  6.6  46.2   26.48%   42.45%
Con Edison	     32.4 485.9   84.88%   98.56%    30.0 446.5	  77.15%  97.53%

Revenues from Niagara Mohawk Power Corporation ("Niagara Mohawk") for the quarter ended March 31, 1997 increased approximately $3.4 million when compared to the corresponding period in the prior year. An increase in delivered energy as evidenced by the 63.8% increase in the capacity factor was the primary contributor to the increase in revenues. During the quarter ended March 31, 1997, Niagara Mohawk dispatched Unit 1 on-line from January through March. Energy delivered during January and February was sold at full contract rates and energy delivered during March was sold under special dispatch arrangements which called for the pricing of delivered energy at variable rates less than full contract rates. Had the Partnership not entered into the special dispatch arrangements, the Unit would have otherwise been dispatched off-line. During the quarter ended March 31, 1996, Niagara Mohawk dispatched Unit 1 on-line during January and February, at full contract rates for January and the majority of February, and off-line for the entire month of March. Revenues for energy delivered pursuant to special dispatch arrangements with Niagara Mohawk for the quarter ended March 31, 1997 were approximately $1.2 million as compared to $29.3 thousand for the corresponding period in the prior year.

Revenues from Consolidated Edison Company of New York, Inc. ("Con Edison") for the quarter ended March 31, 1997 increased approximately $2.4 million when compared to the corresponding period in the prior year. An increase in delivered energy as evidenced by the 7.7% increase in the capacity factor and higher contract energy rates resulting from higher index fuel prices were the contributing factors to the increase in revenues.

Pursuant  to  the  Steam  Sales  Agreement  General  Electric  may  implement productivity or energy efficiency projects in its manufacturing processes, including projects involving the production of steam within the General Electric plant commencing in 1996. General Electric has informed the Partnership of its intent to implement an energy efficiency project in 1997 that would reduce the quantity of steam required by the General Electric plant. Under the energy efficiency project, General Electric anticipates managing its annual average steam demand at 160,000lbs/hr. Steam revenues for the quarters ended March 31, 1997 and March 31, 1996 were reduced by an annual true-up of $0.9 million and $0.3 million, respectively, so that General Electric would be charged a nominal amount which is the annual equivalent of 160,000lbs/hr. Steam revenues for the quarter ended March 31, 1997 were approximately $92.3 thousand on 506.343 million pounds of steam delivered as compared to approximately $1.1 million on 585.991 million pounds of steam delivered for the corresponding period in the prior year. The decrease in steam revenues during the quarter ended March 31, 1997 was primarily due to lower steam demand.

Gas resale revenues for the quarter ended March 31, 1997 were approximately $1.4 million on sales of approximately 0.5 million MMBtu's as compared to
$8.7 million on sales of approximately 1.8 million MMBtu's for the corresponding period in the prior year. The decrease in gas resale revenues was primarily due to lower natural gas resale prices and higher dispatch of Unit 1, which resulted in lower volumes of natural gas becoming available for resale at lower prices. The decrease in natural gas resale prices during the quarter ended March 31, 1997 generally resulted from more moderate temperatures in the Northeast region as compared to the colder than normal temperatures, which caused an increase in the demand for natural gas and resulted in lower than normal gas storage levels during the corresponding period in the prior year. The Partnership enters into gas resales during periods when Units 1 and 2 are not operating at full capacity.

Cost of revenues for the quarter ended March 31, 1997 were approximately $31.3 million on purchases of 6.9 million MMBtu's as compared to $29.8 million on purchases of 7.2 million MMBtu's for the corresponding period in the prior year. The largest component of the increase for the quarter ended March 31, 1996 was fuel costs, which increased $1.2 million from the prior year. The increase in the cost of fuel was primarily due to higher contract firm fuel rates from higher index fuel prices and rate increases under the firm transportation contracts. The 0.3 million MMBtu decrease in total fuel volumes purchased for the quarter ended March 31, 1997 as compared to corresponding period in the prior year is primarily due to a reduction in firm fuel purchases from suppliers.

Total other operating expenses for the quarter ended March 31, 1997 was approximately $1.5 million as compared to $1.9 million for the corresponding period in the prior year. The decrease in other operating expenses is primarily due to a decrease in other general and administrative expenses.

Net interest expense for the quarter ended March 31, 1997 of approximately $8.2 million was comparable to the corresponding period in the prior year.


Liquidity and Capital Resources

Net cash flows provided by operating activities decreased from approximately $15.2 million for the quarter ended March 31, 1996 to $14.3 million for the quarter ended March 31, 1997. The decrease in net cash flows provided by operating activities is due primarily to the decrease in net income and normally recurring cash receipts and disbursements within the Partnership's operating asset and liability accounts during the quarter ended March 31, 1997.

Net cash flows used in investing activities for the quarter ended March 31, 1997 was approximately $16.1 million as compared to $11.2 million for the corresponding period in the prior year. Net cash flows used in investing activities primarily represent monies deposited into funds created pursuant to the Partnership's Depositary and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent (the "Funds"). Monies deposited into the Funds for the quarter ended March 31, 1997 primarily represent monies set aside for interest and principal payments to Bondholders scheduled for June 26, 1997. Monies deposited into the Funds for the quarter ended March 31, 1996 primarily represent monies set aside for interest and principal payments to Bondholders scheduled for June 26, 1996 offset by a distribution to the Partners.

Net cash flows used in financing activities decreased from approximately $4.4 million for the quarter ended March 31, 1996 to $17.0 thousand for the quarter ended March 31, 1997. The decrease in cash flows used in financing activities is primarily due to a $4.2 million cash distribution to the Partners during the quarter ended March 31, 1996; whereas there were no cash distributions to the Partners during the quarter ended March 31, 1997.

Con Edison by a letter dated September 19, 1994 claimed the right to acquire that portion of Unit 2's firm natural gas supply not used in operating Unit 2, when Unit 2 is dispatched off-line or at less than full capability. The Con Edison Power Purchase Agreement contains no express language granting Con Edison any rights with respect to such excess natural gas. Nevertheless, Con Edison has argued that, since payments under the contract include fixed fuel charges which are payable whether or not Unit 2 is dispatched on-line, Con Edison is entitled to take delivery of any excess natural gas. The Partnership vigorously disputes the position adopted by Con Edison, based notably on the absence of any contractual provision according Con Edison the claimed rights but also on the fact that the Partnership has assumed the risk under the Con Edison Power Purchase Agreement that the fuel charges payable by Con Edison are insufficient to cover the costs actually incurred by the Partnership. By a letter dated May 23, 1995, Con Edison indicated its intention to pursue the claim asserted in the September 19, 1994 letter. In the May 23, 1995 letter, Con Edison reserved the right to claim 100% of the margins derived from the sales of Unit 2's firm natural gas supply not used in operating Unit 2 (non-plant gas sales) and requested that the Partnership reduce the monthly amount invoiced to Con Edison by 50% of a calculated value of the non-plant gas sales. The Partnership strenuously objected to Con Edison's contentions and, at a meeting between the Partnership and Con Edison, Con Edison agreed to continue not to deduct any amount attributable to non-plant gas sales from payments made upon monthly invoices but stated it would do so under protest, pending further discussions between the parties. Since the commencement of commercial operations of Unit 2, the Partnership made and continues to make, from time to time, excess gas lay-off sales from Unit 2's gas supply. The Partnership does not intend to adjust the monthly inv oices issued to Con Edison and continues to assert that Con Edison is not entitled to any revenues or margins derived from non-plant gas sales. In the event Con Edison were to pursue its asserted claim, the Partnership would expect to pursue all available legal remedies, but there can be no certainty that the outcome of such remedial action would be favorable to the Partnership or, if favorable, would provide for the Partnership's full recovery of its damages.

The Partnership's cash flows from the sale of electric output would be materially and adversely affected if Con Edison were to prevail in its claim to Unit 2's excess natural gas volumes and the related margins.

On October 6, 1995, Niagara Mohawk filed its "PowerChoice" proposal with the New York State Public Service Commission ("NYPSC"). On October 12, 1995, Niagara Mohawk filed a Report on Form 8-K with the Securities and Exchange Commission (the "Commission") explaining the PowerChoice proposal (the "PowerChoice Statement"). In the PowerChoice Statement, Niagara Mohawk describes a number of related proposals to restructure the utility's business, including the reorganization of its assets and the renegotiation of its contracts with generators which, like the Partnership, are not regulated as utilities ("non-utility generators"). In connection with PowerChoice, Niagara Mohawk filed a Report on Form 8-K on March 10, 1997 with the Commission in which it announced an agreement in principle to restructure or terminate 44 power purchase contracts. Among the contracts which is proposed to be restructured is the Niagara Mohawk Power Purchase Agreement for the electric output of Unit 1. Pursuant to the agreement in pr inciple and subject to negotiation as described below, the parties propose to restructure the Niagara Mohawk Power Purchase Agreement to provide for payments from Niagara Mohawk which may be under one or more pricing arrangements for up to 12 years in lieu of the rates which would be payable under the current Niagara Mohawk Power Purchase Agreement.

The details of the price arrangements as well as other possible contract modifications continue to be the subject of extensive negotiations and implementation of the agreement in principle is subject to a number of significant conditions, including execution of binding agreements; any requisite corporate, partnership and stakeholder approvals; NYPSC approval of the agreement in principle and other related transactions; other state and federal approvals; the resolution of all tax issues; and obtaining required amendments or waivers under existing credit agreements and third-party contracts, including, with respect to the Partnership, satisfying certain standards under the Indenture relating to the absence of material adverse changes and the maintenance of required projected debt service coverage ratios or receiving any required approval of holders of the Bonds or other creditors.

The Partnership, as a party to the agreement in principle, is committed to negotiate to reach agreement on a restructured power purchase agreement; however, the Partnership expresses no opinion with respect to the likelihood that all of the conditions to implementation of the agreement in principle will be met or that all of the other elements of PowerChoice will be realized. Further, the Partnership expresses no opinion with respect to the viability of Niagara Mohawk's proposed alternatives should PowerChoice fail, such as Niagara Mohawk's proposal to take possession of independent power projects through the power of eminent domain and to thereafter sell such projects or Niagara Mohawk's position that it has not ruled out the ultimate possibility of a filing for restructuring under Chapter 11 of the U.S. Bankruptcy Code as set forth in the PowerChoice Statement. Nevertheless, in the absence of agreement on a definitive restructured power purchase agreement, the Partnership continues to believe that the Nia gara Mohawk Power Purchase Agreement is a valid and binding contract with Niagara Mohawk. Until negotiations on the restructured power purchase agreement advance further, the Partnership will not be able to determine what effect, if any, the restructured power purchase agreement or the PowerChoice proposal will have on the Partnership, its business or net operating revenues. For the quarter ended March 31, 1997, electric sales to Niagara Mohawk accounted for approximately 22.8% of total project revenues.

As a result of the announcement of the agreement in principle, Standard & Poor's has placed the Bonds on credit watch "with negative implications," based in part on its analysis of the Current Reports on Form 8-K recently filed by Niagara Mohawk and the Partnership, respectively, and its belief that the restructuring has the potential to erode cash flow coverage derived from long-term contracts supporting the Bonds. As of the date of this report, Moody's Investors Service has not changed its rating or its previous "negative outlook" on the Bonds as a result of these recent developments.

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

                         PART II.		OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

	Exhibit No.	          Description					         Page No.
	-----------	          -----------					         --------
		10.1	Letter Agreement, dated as of April 18, 1997,	    16
				between Selkirk Cogen Partners, L.P. (the
				"Partnership") and Niagara Mohawk Power
				Corporation ("Niagara Mohawk") which
				restricts the ability of Niagara Mohawk to
				modify the transmission rate or the transmission
				loss determination methodology from those
				currently in use under the Transmission Service
				Agreement between Niagara Mohawk and the
				Partnership and the ability of the Partnership
				to seek to challenge those rates or the methodology.

		27		Financial Data Schedule
				(For electronic filing purposes only)



(B)	Reports on Form 8-K

On March 14, 1997, the Registrant filed a report on Form 8-K disclosing the global agreement reached between Niagara Mohawk Power Corporation and 19 Independent Power Producers.

Omitted from this Part II are items which are not applicable or to which the answer is negative for the periods covered.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         			    SELKIRK COGEN PARTNERS, L.P.

Date:  May 15, 1997			            /s/   JMC SELKIRK, INC.
                                        --------------------------
 	                                    Name: General Partner

Date:  May 15, 1997			            /s/  JOHN R. COOPER
                                        --------------------------
 	                                    Name:	John R. Cooper
                                  		Title:	Senior Vice President and
		                                     	and Chief Financial Officer

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         			    SELKIRK COGEN FUNDING
						                 CORPORATION

Date:  May 15, 1997			            /s/  JOHN R. COOPER
                                        --------------------------
 	                                    Name:	John R. Cooper
                                  		Title:	Senior Vice President and
		                                     	and Chief Financial Officer