Form 10-Q
period 1997-06-30
SELKIRK COGEN PARTNERS LP; SELKIRK COGEN FUNDING CORP
filed 1997-08-14
CIK 929540, 929518

CONFORMED COPY WITH EXHIBITS
                                                 ----------------------------
-----------------------------------------------------------------------------



                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

            [X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1997

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

             This document consists of 24 pages of which this page is page 1.

                              TABLE OF CONTENTS




										                                                       Page
						                												                               ----
                       PART I.  FINANCIAL INFORMATION


Item 1.	Financial Statements (unaudited)

		Condensed Consolidated Balance Sheets as of June 30, 1997
		and December 31, 1996.........................................	   3

		Condensed Consolidated Statements of Operations for the three
		and six months ended June 30, 1997 and June 30, 1996..........	   4

		Condensed Consolidated Statements of Cash Flows for the three
		and six months ended June 30, 1997 and June 30, 1996.........	   5

		Notes to Condensed Consolidated Financial Statements..........	   6

Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations

		Results of Operations.........................................	   7


		Liquidity and Capital Resources...............................	   9


                         PART II.  OTHER INFORMATION


Item 6.		Exhibits and Reports on Form 8-K........................      13

SIGNATURES..........................................................	  14

                        SELKIRK COGEN PARTNERS, L.P.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)

											      (unaudited)
                       				     			June 30,    December 31,
						                              1997		     1996
						                           ----------	 -----------
ASSETS
------
Current assets:
  Cash............................................ $    1,056     $    2,591
  Restricted funds................................	    4,717          6,284
  Accounts receivable.............................     15,920         19,899
  Due from affiliates.............................         14             40
  Fuel inventory and supplies.....................	    4,687          4,401
  Other current assets............................	      634	         449
  				                   					---------	   ---------
    	Total current assets......................     27,028         33,664

  Plant and equipment, net........................    327,861        334,229
  Long-term restricted funds......................     21,605         20,446
  Deferred financing charges, net.................     12,529         13,115
                                     				---------	   ---------

				Total Assets		               $  389,023     $  401,454
   			                                    	---------	   ---------
   			                                       	---------	   ---------
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current liabilities:
  Accounts payable................................ $      233 	  $      588
  Accrued bond interest payable...................	      377 	         385
  Accrued expenses................................     11,719         16,239
  Due to affiliates...............................      2,134  	         937
  Advances from customer..........................        --- 	          17
  Current portion of long-term bonds..............      2,987 	       2,167
	  					                        	---------	   ---------
	    Total current liabilities................. 	   17,450         20,333

  Other long-term liabilities.....................	   13,101         10,678
  Long-term bonds, less current portion........... 	  387,372        389,253

  General partners' capital.......................	     (277) 		    (173)
  Limited partners' capital.......................	  (28,623)       (18,637)
	   											    ---------	   ---------
	    Total partners' capital...................    (28,900)       (18,810)
											       	---------	   ---------

				Total Liabilities and
					 Partners' Capital             $  389,023     $  401,454
												    --------- 	   ---------
												    ---------	   ---------

See Notes to Condensed Consolidated Financial Statements.

                        SELKIRK COGEN PARTNERS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands)
                                 (unaudited)


						             For the                  For the
                                Three Months Ended	      Six Months Ended
                              ---------------------	    --------------------

                               June 30,    June 30,	    June 30,   June 30,
                 		        1997         1996		  1997       1996
               	              ---------   ---------	   ---------   ---------
Operating revenues:

 Electric and steam.........  $  35,533      35,996     $ 78,054   $  73,709
 Gas resale.................      5,317       6,113		   6,721      14,805
						      ---------   ---------	   ---------   ---------
    Total operating
      revenues..............	 40,850      42,109 	  84,775	  88,514
Cost of revenue.............     29,124      29,833		  60,415	  59,666
							  ---------   ---------	   ---------   ---------
Gross Profit................     11,726      12,276 	  24,360	  28,848

Other operating expenses:
 Administrative services -
   affiliates...............	    729         626        1,338       1,180
 Other general and
   administrative expenses..	    574 		758        1,220       1,826
 Amortization of deferred
   financing charges........	    293         294 		 586         587
							  ---------   ---------	   ---------   ---------
	Total other operating
	  expenses..............      1,596       1,678 	   3,144	   3,593
							  ---------   ---------	   ---------   ---------

Operating income............     10,130      10,598 	  21,216      25,255

Net interest expense........      8,144       8,107       16,386      16,489
							  ---------   ---------	   ---------   ---------
Net income..................  $   1,986   $   2,491	   $   4,830   $   8,766
                              ---------   ---------	   ---------   ---------
       						  ---------   ---------	   ---------   ---------


Allocated to:
  General partners..........  $      20	  $      25    $      49   $      88
  Limited partners..........	  1,966 	  2,466 	   4,781	   8,678
                              ---------   ---------	   ---------   ---------
	Total...................  $   1,986   $   2,491    $   4,830   $   8,766
                              ---------   ---------	   ---------   ---------
       						  ---------   ---------	   ---------   ---------

See Notes to Condensed Consolidated Financial Statements.

                        SELKIRK COGEN PARTNERS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)


                                     For the                  For the
                                Three Months Ended	      Six Months Ended
                              ---------------------	    --------------------

                               June 30,    June 30,	    June 30,   June 30,
                 		        1997         1996		  1997       1996
               	              ---------   ---------	   ---------   ---------

Net cash provided by (used in)
 operating activities.......  $   (261)   $  3,333	   $  14,021   $  18,552

Cash flows provided by
 (used in) investing
  activities:
   Plant and equipment
    additions...............       	---         (62)          34	    (503)
   Restricted funds.........     16,507		 15,441		     408	   4,663
							  ---------   ---------	   ---------   ---------

	Net cash provided by
	  investing activities..     16,507	     15,379	         442       4,160

Cash flows provided by
 (used in) financing
  activities:
   Cash distributions.......    (14,920)    (19,384)     (14,920)	 (23,607)
   Payments of principal on
    long-term debt..........     (1,061)	   (284)      (1,061)	    (284)
   Advances from a
    customer................	    ---     	---          (17)	    (136)
                               ---------   ---------	---------   ---------
    Net cash used in
      financing activities..    (15,981)    (19,668)	  (15,998)   (24,027)

Net increase (decrease)
 in cash....................      	265        (956)       (1,535)    (1,315)
Cash at beginning
 of period..................        791 	  2,313		    2,591	   2,672
							  ---------   ---------	    ---------  ---------
Cash at end of period.......  $   1,056   $   1,357     $   1,056   $  1,357
                              ---------   ---------	    ---------  ---------
          					  ---------   ---------	    ---------  ---------

Supplemental disclosures of
 cash flow information:

  Cash paid for interest....  $  17,303   $  17,328    $  17,320   $  17,620
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

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL 	CONDITION AND
		 -------------------------------------------------------------------
		 RESULTS OF OPERATIONS
		 ---------------------

Results of Operations

Three and Six Months Ended June 30, 1997 Compared to the Three and Six Months Ended June 30, 1996

Net income for the quarter ended June 30, 1997 was approximately $2.0 million as compared to $2.5 million for the corresponding period in the prior year. Net income for the six months ended June 30, 1997 was approximately $4.8 million compared to $8.8 million for the corresponding period in the prior year. The decrease in net income for the quarter ended June 30, 1997 is primarily due to a $0.8 million decrease in gas resale revenues. The decrease in net income for the six months ended June 30, 1997 is primarily due to a $8.1 million decrease in gas resale revenues offset by a $4.4 million increase in electric revenues.

Total revenues for the quarter and six months ended June 30, 1997 were approximately $40.9 million and $84.8 million as compared to $42.1 million and $88.5 for the corresponding periods in the prior year.

Electric Revenues (dollars and kWh's in millions):
-------------------------------------------------

								 For the Three Months Ended
                      June 30, 1997                  June 30, 1996
			  ------------------------------- -------------------------------
	          Dollars kWh's Capacity Dispatch Dollars kWh's Capacity Dispatch
			  ------- ----- -------- -------- ------- ----- -------- --------
Niagara Mohawk   6.2   27.5   15.74%   18.32%     7.3  74.4   42.64%   43.91%
Con Edison      29.3  418.8   72.36%   81.91%    28.1 352.9   61.00%   80.33%


                                 For the Six Months Ended
                      June 30, 1997                  June 30, 1996
			  ------------------------------- -------------------------------
	          Dollars kWh's Capacity Dispatch Dollars kWh's Capacity Dispatch
			  ------- ------ ------- -------- ------- ----- -------- --------
Niagara Mohawk   16.2  135.6  53.43%   58.93%    13.9 120.6   34.56%   43.18%
Con Edison       61.7  904.6  78.59%   90.19%    58.1 799.4   69.08%   88.95%


Revenues from Niagara Mohawk Power Corporation ("Niagara Mohawk") decreased approximately $1.1 million and increased approximately $2.3 million for the quarter and six months ended June 30, 1997 when compared to the corresponding periods in the prior year. For the six months ended June 30, 1997, Niagara Mohawk dispatched the Unit on-line for the months of January, February, March and June, at full contract rates except for the month of March. Energy delivered in March was sold under special dispatch arrangements which called for the pricing of the delivered energy at variable rates less than full contract rates. For the six months ended June 30, 1996, Niagara Mohawk dispatched the Unit January, February, April, May and June at full contract rates. The decrease for the quarter and increase for the six months ended June 30, 1997 in delivered energy as evidenced by the 26.9% decrease and 18.87% increase, respectively, in the corresponding capacity factors was the primary contributor for the changes in Niagar a Mohawk revenue. Revenue for energy delivered pursuant to the special dispatch arrangement with Niagara Mohawk for the six months ended June 30, 1997 was approximately $1.2 million as compared to $29.3 thousand for the corresponding period in the prior year.

Revenues from Consolidated Edison Company of New York, Inc. ("Con Edison") for the quarter and six months ended June 30, 1997 increased approximately $1.2 million and $3.6 million when compared to the corresponding periods in the prior year. An increase in delivered energy as evidenced by the 11.36% and 9.51% increase in the capacity factors for the quarter and six months ended June 30, 1997 and higher contract energy rates resulting from higher index fuel prices were the contributing factors to the increase in revenues.

Pursuant  to  the  Steam  Sales  Agreement  General  Electric  may  implement productivity or energy efficiency projects in its manufacturing processes, including projects involving the production of steam within the General Electric plant commencing in 1996. General Electric has implemented an energy efficiency project in 1997 that will reduce the quantity of steam required by the General Electric plant. Under the energy efficiency project, General Electric anticipates managing its annual average steam demand at 160,000lbs/hr. Steam revenues for the six months ended June 30, 1997 and June 30, 1996 were reduced by an annual true-up of $0.9 million and $0.2 million, respectively, so that General Electric would be charged a nominal amount which is the annual equivalent of 160,000lbs/hr. Steam revenues for the quarter and six months ended June 30, 1997 were approximately $80.1 thousand and $172.5 thousand on 322.337 million and 828.680 million pounds of steam delivered as compared to approximately $566.4 thousand and $1.7 million on 435.265 million and 1,021.256 million pounds of steam delivered for the corresponding periods in the prior year. The decrease in steam revenues during the quarter and six months ended June 30, 1997 was due to lower steam demand and a reduction in fuel prices.

Gas resale revenues for the quarter ended June 30, 1997 was approximately $5.3 million on sales of 2.3 million MMBtu's as compared to $6.1 million on sales of 2.4 million MMBtu's for the corresponding period in the prior year. Gas resale revenues for the six months ended June 30, 1997 were approximately $6.7 million on 2.8 million MMBtu's as compared to approximately $14.8 million on sales of 4.2 million MMBtu's for the corresponding period in the prior year. The $0.8 million and $8.1 million decrease in gas resale revenues during the quarter and six months ended June 30, 1997 was primarily due to lower natural gas resale prices and higher dispatch of Units 1 or 2, which resulted in lower volumes of natural gas becoming available for resale. The decrease in natural gas resale prices during the quarter and six months ended June 30, 1997 generally resulted from more moderate temperatures in the Northeast region as compared to the colder than normal temperatures, which caused an increase in the demand for na tural gas and resulted in lower than normal gas storage levels during the corresponding period in the prior year. The Partnership enters into gas resales during periods when Units 1 and 2 are not operating at full capacity.

Cost of revenues for the quarter and six months ended June 30, 1997 were approximately $29.1 million and $60.4 million on purchases of 7.1 million MMBtu's and 14.0 million MMBtu's as compared to approximately $29.8 million and $ 59.7 million on purchases of 7.1 million MMBtu's and 14.2 million MMBtu's for the corresponding periods in the prior year. The cost of revenues and MMBtu's purchases for the quarter and six months ended June 30, 1997 are comparable to the corresponding periods in the prior year.

Total other operating expenses for the quarter and six months ended June 30, 1997 were approximately $1.6 million and $3.1 million as compared to approximately $1.7 million and $3.6 million for the corresponding periods in the prior year. The decrease in other operating expenses is primarily due to a decrease in other general and administrative expenses.

Net interest expense for the quarter  and  six  months ended June 30, 1997 of
approximately  $8.1  million  and  $16.4  million  are  comparable   to   the
corresponding periods in the prior year.


Liquidity and Capital Resources

Net cash flows provided by operating activities decreased from approximately $3.3 million and $18.6 million for the quarter and six months ended June 30, 1996 to approximately ($0.3) thousand and $14.0 million for the quarter and six months ended June 30, 1997. The decrease in net cash flows provided by operating activities is due to the decrease in net income and normally recurring cash receipts and disbursements within the Partnership's operating asset and liability accounts during the quarter and six months ended June 30, 1997.

Net cash flows used in investing activities for the quarter and six months ended June 30, 1997 were approximately $16.5 million and $0.4 thousand as compared to approximately $15.4 million and $4.2 million for the corresponding periods in the prior year. Net cash flows used in investing activities represent monies deposited into or withdrawn from funds created pursuant to the Partnership's Depositary and Disbursement Agreement,
administered by Bankers Trust Company, as depositary agent (the "Funds"). Monies deposited into the Funds for the six months ended June 30, 1997 and

1996 primarily represent monies set aside for interest and principal payments to Bondholders scheduled for June 26 of each year and Partner distributions. Monies withdrawn from the Funds for the three months ended June 30, 1997 and 1996 represent the payment of interest and principal on the Bonds and distributions to Partners.

Net cash flows used in financing activities decreased from approximately $19.7 million for the quarter ended June 30, 1996 to approximately $16.0 million for the quarter ended June 30, 1997. Net cash flows decreased from approximately $24.0 million for the six months ended June 30, 1996 to approximately $16.0 million for the six months ended June 30, 1997. The decrease in net cash flows for the quarter and six months ended June 30, 1997 is primarily due to a decrease in distributions to Partners.

Con Edison by a letter dated September 19, 1994 claimed the right to acquire that portion of Unit 2's firm natural gas supply not used in operating Unit 2, when Unit 2 is dispatched off-line or at less than full capability. The Con Edison Power Purchase Agreement contains no express language granting Con Edison any rights with respect to such excess natural gas. Nevertheless, Con Edison has argued that, since payments under the contract include fixed fuel charges which are payable whether or not Unit 2 is dispatched on-line, Con Edison is entitled to take delivery of any excess natural gas. The Partnership vigorously disputes the position adopted by Con Edison, based notably on the absence of any contractual provision according Con Edison the claimed rights but also on the fact that the Partnership has assumed the risk under the Con Edison Power Purchase Agreement that the fuel charges payable by Con Edison are insufficient to cover the costs actually incurred by the Partnership. By a letter dated May 23,1995, Con Edison indicated its intention to pursue the claim asserted in the September 19, 1994 letter. In the May 23, 1995 letter, Con Edison reserved the right to claim 100% of the margins derived from the sales of Unit 2's firm natural gas supply not used in operating Unit 2 (non-plant gas sales) and requested that the Partnership reduce the monthly amount invoiced to Con Edison by 50% of a calculated value of the non-plant gas sales. The Partnership strenuously objected to Con Edison's contentions and, at a meeting between the Partnership and Con Edison, Con Edison agreed to continue not to deduct any amount attributable to non-plant gas sales from payments made upon monthly invoices but stated it would do so under protest, pending further discussions between the parties. Since the commencement of commercial operations of Unit 2, the Partnership made and continues to make, from time to time, excess gas lay-off sales from Unit 2's gas supply. The Partnership does not intend to adjust the monthly inv oices issued to Con Edison and continues to assert that Con Edison is not entitled to any revenues or margins derived from non-plant gas sales. In the event Con Edison were to pursue its asserted claim, the Partnership would expect to pursue all available legal remedies, but there can be no certainty that the outcome of such remedial action would be favorable to the Partnership or, if favorable, would provide for the Partnership's full recovery of its damages.

The Partnership's cash flows from the sale of electric output would be materially and adversely affected if Con Edison were to prevail in its claim to Unit 2's excess natural gas volumes and the related margins.

On October 6, 1995, Niagara Mohawk filed its "PowerChoice" proposal with the New York State Public Service Commission ("NYPSC"). On October 12, 1995, Niagara Mohawk filed a Report on Form 8-K with the Securities and Exchange Commission (the "Commission") explaining the PowerChoice proposal (the
"PowerChoice  Statement").   In  the  PowerChoice  Statement,  Niagara Mohawk
describes a number of related proposals to restructure the utility's business, including the reorganization of its assets and the renegotiation of its contracts with generators which, like the Partnership, are not regulated as utilities ("non-utility generators"). On July 10, 1997, Niagara Mohawk filed a Report on Form 8-K with the Commission stating that Niagara Mohawk had entered into a Master Restructuring Agreement ("MRA") pursuant to which it and the twenty-nine independent power producers which have signed the MRA propose to terminate, restate or amend their respective power purchase agreements. The consideration for the independent power p urchasers' agreement varies by party, and may consist of cash, short term notes, shares of Niagara Mohawk's Common Stock or certain swap contracts. Among the contracts which is proposed to be amended and restated is the Niagara Mohawk Power Purchase Agreement for the electric output of Unit 1. Pursuant to the MRA and subject to negotiation as described below, the parties propose to restructure the Niagara Mohawk Power Purchase Agreement to provide for the sale of electricity by the Partnership pursuant to a pre-determined schedule of output at one or more pricing arrangements for up to 12 years in lieu of the delivery and price provisions of the Niagara Mohawk Power Purchase Agreement as currently in effect.

The details of the  price  arrangements  as  well  as other possible contract modifications continue to be the subject of extensive negotiations and implementation of the MRA is subject to a number of significant conditions, including without limitation Niagara Mohawk and the Partnership negotiating the amended and restated Unit 1 Power Purchase Agreement, the receipt of all regulatory approvals, the receipt of all consents by third parties necessary for the transaction contemplated by the MRA (including satisfying certain standards under the Partnership's Trust Indenture relating to the absence of material adverse changes and the maintenance of required projected debt service coverage ratios or receiving any required approval of bondholders or other creditors), the Partnership's entering into new third party arrangements which will enable the Partnership to restructure its project on a reasonably satisfactory economic basis, and the receipt by Niagara Mohawk and the Partnership of all necessary approvals from the ir respective boards of directors, shareholders and partners. Should Niagara Mohawk and the Partnership satisfy all of the conditions to effectuating the transactions contemplated by the MRA with respect to the Partnership, Niagara Mohawk may nevertheless terminate the MRA if Niagara Mohawk determines that, as a result of the failure to satisfy the conditions of the MRA by other independent power producers, the benefits anticipated to be received by Niagara Mohawk pursuant to the MRA have been materially and adversely affected.

The Partnership, as a party to the MRA, is committed to negotiate to reach agreement on an amended and restated power purchase agreement; however, the Partnership expresses no opinion with respect to the likelihood that all of the conditions to implementation of the MRA will be met. Further, the Partnership expresses no opinion with respect to the viability of Niagara Mohawk's proposed alternatives should the implementation of the MRA not be completed, such as Niagara Mohawk's proposal in the context of the PowerChoice Statement to take possession of independent power projects through the power of eminent domain and to thereafter sell such projects or Niagara Mohawk's position that it has not ruled out the ultimate possibility of a filing for restructuring under Chapter 11 of the U.S. Bankruptcy Code as set forth in the PowerChoice Statement. Nevertheless, in the absence of agreement on a definitive restructured power purchase agreement, the Partnership continues to believe that the Niagara Mohawk Power Purc hase Agreement is a valid and binding contract with Niagara Mohawk. Until negotiations on the restructured power purchase agreement advance further, the Partnership will not be able to determine what effect, if any, the restructured power purchase agreement or the PowerChoice proposal will have on the Partnership, its business or net operating revenues. For the six months ended June 30, 1997, electric sales to Niagara Mohawk accounted for approximately 19.1% of total project revenues.

Previously in connection with Niagara Mohawk's March 10, 1997 announcement of the agreement in principle, Standard & Poor's placed the Bonds on credit watch "with negative implications," based in part on its analysis of the current reports on Form 8-K filed in March 1997 by Niagara Mohawk and the Partnership, respectively, and its belief that the restructuring has the potential to erode cash flow coverage derived from long-term contracts supporting the Bonds. To date Standard & Poor's has not changed their outlook on the Bonds. Additionally, as of the date of this report, Moody's Investors Service has not changed its rating or its previous "negative outlook" on the Bonds as a result of the developments.

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

                         PART II.		OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
		 --------------------------------
(A)	Exhibits

	Exhibit No.	Description				                 Page No.
	----------  -----------                              -------
	  10.1		Amendment No. 2 to the Credit Agreement	    16
	  			dated as of April 7, 1995 between Selkirk
				Cogen Partners, L.P. (the "Partnership")
				and Dresdenr Bank, AG, New York Branch
				which imposes certain restrictions on the
			    ownership by J. Makowski Company, Inc. of
				interests in JMCS I Investors, L.P., a
				general partner and limited partner of the
				Partneership.

	  10.2		Amendment No.3 to the Credit Agreement		19
				dated as of July 1, 1997 between Selkirk
				Cogen Partners, L.P. (the "Partnership") and Dresdner Bank, AG, New York Branch which amends the amount of the working capital and letter of credit amounts and extends the expiration for an additional three years.

		27		Financial Data Schedule
				(For electronic filing purposes only)



(B)	Reports on Form 8-K

On July 18, 1997, the Registrant filed a report on Form 8-K disclosing the Master Restructuring Agreement entered into between Niagara Mohawk Power Corporation and 16 Independent Power Prodcers.

Omitted from this Part II are items which are not applicable or to which the answer is negative for the periods covered.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               	       SELKIRK COGEN PARTNERS, L.P.

Date: August 14, 1997	                 /s/    JMC SELKIRK, INC.
                                        --------------------------
 	                                    		General Partner


Date: August 14, 1997	                 /s/    JOHN R. COOPER
                                        --------------------------
 	                                     Name:  John R. Cooper
                                         Title:	Senior Vice President and
		                                         and Chief Financial Officer

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 	    SELKIRK COGEN FUNDING
						                   CORPORATION

Date: August 14, 1997	                 /s/    JOHN R. COOPER
                                        --------------------------
 	                                     Name:  John R. Cooper
                                         Title:	Senior Vice President and
		                                         and Chief Financial Officer