Form 10-Q
period 1997-09-30
SELKIRK COGEN PARTNERS LP; SELKIRK COGEN FUNDING CORP
filed 1997-11-13
CIK 929540, 929518

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
                      OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1997

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

             This document consists of 16 pages of which this page is page 1.

                              TABLE OF CONTENTS



						                												                               ----
                       PART I.  FINANCIAL INFORMATION


Item 1.	Financial Statements (unaudited)

		Condensed Consolidated Balance Sheets as of September 30, 1997
		and December 31, 1996..........................................	   3

		Condensed Consolidated Statements of Operations for the three
		and nine months ended September 30, 1997 and September 30, 1996.   4

		Condensed Consolidated Statements of Cash Flows for the three
		and nine months ended September 30, 1997 and September 30, 1996.   5

		Notes to Condensed Consolidated Financial Statements............   6

Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations

		Results of Operations...........................................   7


		Liquidity and Capital Resources.................................   9


                         PART II.  OTHER INFORMATION


Item 6.		Exhibits and Reports on Form 8-K...........................   14

SIGNATURES.............................................................	  15

                        SELKIRK COGEN PARTNERS, L.P.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)

											    (unaudited)
                       				     		September 30,   December 31,
						                            1997		    1996
						                        -------------	------------
ASSETS
------
Current assets:
  Cash............................................ $   2,474     $    2,591
  Restricted funds................................    19,433          6,284
  Accounts receivable.............................    15,794         19,899
  Due from affiliates.............................        14             40
  Fuel inventory and supplies.....................     4,798          4,401
  Other current assets............................       534	        449
  				                   				   ---------	   ---------
    	Total current assets......................    43,047         33,664

  Plant and equipment, net........................   324,709        334,229
  Long-term restricted funds......................    21,368         20,446
  Deferred financing charges, net.................    12,237         13,115
                                     			   ---------	   ---------

				Total Assets		              $  401,361     $  401,454
   			                                       ---------	   ---------
   			                                       ---------	   ---------
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current liabilities:
  Accounts payable................................ $     731 	  $     588
  Accrued bond interest payable...................     9,006 	        385
  Accrued expenses................................    12,118         16,239
  Due to affiliates...............................     1,192  	        937
  Advances from customer..........................      --- 	         17
  Current portion of long-term bonds..............     2,987 	      2,167
	  					                           ---------	  ----------
	    Total current liabilities.................    26,034         20,333

  Other long-term liabilities.....................    13,887         10,678
  Long-term bonds, less current portion...........   387,372        389,253

  General partners' capital.......................      (248)          (173)
  Limited partners' capital.......................   (25,684)       (18,637)
	   											    ---------       --------
	    Total partners' capital...................   (25,932)       (18,810)
											        ---------	    --------

				Total Liabilities and
					 Partners' Capital            $  401,361     $  401,454
												    --------- 	   ---------
												    ---------	   ---------
     See Notes to  Condensed  Consolidated  Financial Statements.

                        SELKIRK COGEN PARTNERS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands)
                                 (unaudited)


						             For the                  For the
                               Three Months Ended	     Nine Months Ended
                              ---------------------	    --------------------

                              Sept. 30,    Sept. 30,	Sept. 30,  Sept. 30,
                 		        1997         1996		  1997       1996
               	              ---------   ---------	   ---------   ---------
Operating revenues:

 Electric and steam.........  $  38,238   $  36,128    $ 116,292   $ 109,837
 Gas resale.................      4,148       5,011		  10,869      19,816
						      ---------   ---------	   ---------   ---------
    Total operating
      revenues..............	 42,386      41,139 	 127,161	 129,653
Cost of revenue.............     29,503      29,570		  89,918	  89,236
							  ---------   ---------	   ---------   ---------
Gross Profit................     12,883      11,569 	  37,243	  40,417

Other operating expenses:
 Administrative services -
   affiliates...............	    874         656        2,212       1,836
 Other general and
   administrative expenses..	    550 		694        1,770       2,520
 Amortization of deferred
   financing charges........	    292         293 		 878         880
							  ---------   ---------	   ---------   ---------
	Total other operating
	  expenses..............      1,716       1,643 	   4,860	   5,236
							  ---------   ---------	   ---------   ---------

Operating income............     11,167       9,926 	  32,383      35,181

Net interest expense........      8,199       8,210       24,585      24,699
							  ---------   ---------	   ---------   ---------
Net income..................  $   2,968   $   1,716	   $   7,798   $  10,482
                              ---------   ---------	   ---------   ---------
       						  ---------   ---------	   ---------   ---------


Allocated to:
  General partners..........  $      29	  $      17    $      78   $     105
  Limited partners..........	  2,939 	  1,699 	   7,720	  10,377
                              ---------   ---------	   ---------   ---------
	Total...................  $   2,968   $   1,716    $   7,798   $  10,482
                              ---------   ---------	   ---------   ---------
       						  ---------   ---------	   ---------   ---------

See Notes to Condensed Consolidated Financial Statements.

                        SELKIRK COGEN PARTNERS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)


                                     For the                  For the
                                Three Months Ended	      Nine Months Ended
                              ---------------------	    --------------------

                              Sept. 30,   Sept. 30,     Sept. 30,  Sept. 30,
                 		        1997        1996	     1997       1996
                 		      ----------  ---------     ---------  ---------

Net cash provided by
 operating activities.......   $ 15,915   $  16,506	   $  29,936   $ 35,058

Cash flows provided by
 (used in) investing
  activities:
   Plant and equipment
    additions...............        (18)        (99)          16       (602)
   Restricted funds.........    (14,479)    (16,218)     (14,071)   (11,555)
    						   ---------  ----------   ----------   --------

	Net cash used in
	  investing activities..    (14,497)    (16,317)	 (14,055)   (12,157)

Cash flows provided by
 (used in) financing
  activities:
   Cash distributions.......      ---         ---        (14,920)	(23,607)
   Payments of principal on
    long-term debt..........      ---		  ---	      (1,061)	   (284)
   Advances from a
    customer................      ---         ---            (17)	   (136)
                               ---------   ---------    ---------  ---------
    Net cash used in
       financing activities..     ---		   ---	     (15,998)   (24,027)

Net increase (decrease)
 in cash....................      1,418         189         (117)    (1,126)
Cash at beginning
 of period..................      1,056 	  1,357		   2,591      2,672
							  ----------  ----------   ----------  ---------
Cash at end of period.......  $   2,474   $   1,546    $   2,474   $  1,546
                              ----------  ----------   ----------  ---------
          					  ----------  ----------   ----------  ---------

Supplemental disclosures of
 cash flow information:

  Cash paid for interest....  $   ---    $    ---      $  17,320  $  17,620
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
		 -------------------------------------------------------------------
		 RESULTS OF OPERATIONS
		 ---------------------

Results of Operations

Three and Nine Months Ended September 30, 1997 Compared to the Three and Nine Months Ended September 30, 1996

Net income for the quarter ended September 30, 1997 was approximately $3.0 million as compared to $1.7 million for the corresponding period in the prior year. Net income for the nine months ended September 30, 1997 was approximately $7.8 million as compared to $10.5 million for the corresponding period in the prior year. The increase in net income for the quarter ended September 30, 1997 is primarily due to a $2.3 million increase in electric revenues offset by a $0.9 million decrease in gas resale revenues. The decrease in net income for the nine months ended September 30, 1997 is primarily due to a $8.9 million decrease in gas resale revenues offset by a $8.1 million increase in electric revenues.

Total revenues for the quarter and nine months ended September 30, 1997 were approximately $42.4 million and $127.2 million as compared to $41.1 million and $129.7 million for the corresponding periods in the prior year.

Electric Revenues (dollars and kWh's in millions):
-------------------------------------------------

								 For the Three Months Ended
                     September 30, 1997              September 30, 1996
			  ------------------------------- -------------------------------
	          Dollars kWh's Capacity Dispatch Dollars kWh's Capacity Dispatch
			  ------- ----- -------- -------- ------- ----- -------- --------
Niagara Mohawk   7.4   70.9   40.19%   44.93%     6.9  59.4   33.68%   47.83%
Con Edison      30.8  495.9   79.87%   89.06%    29.0 416.6   71.16%   88.63%


                                 For the Nine Months Ended
                     September 30, 1997             September 30, 1996
			  ------------------------------- -------------------------------
	          Dollars kWh's Capacity Dispatch Dollars kWh's Capacity Dispatch
			  ------- ------ ------- -------- ------- ----- -------- --------
Niagara Mohawk  23.6   259.4  49.02%   54.21%   20.8   180.0   34.26%  44.74%
Con Edison      92.5 1,400.6  79.01%   89.81%   87.1 1,216.0   69.78%  88.79%



Revenues from Niagara Mohawk Power Corporation ("Niagara Mohawk") increased approximately $0.5 million and $2.8 million for the quarter and nine months ended September 30, 1997 as compared to the corresponding periods in the prior year. For the nine months ended September 30, 1997, Niagara Mohawk dispatched the Unit on-line for the months of January, February, March, June, July and August at full contract rates except for the month of March.

Energy delivered in March was sold under special dispatch arrangements which called for the pricing of the delivered energy at variable rates less than full contract rates. For the nine months ended September 30, 1996, Niagara Mohawk dispatched the Unit on-line for the months of January, February, April, May, June, July, August and September at full contract rates. The increase in revenues from Niagara Mohawk for the quarter and nine months ended September 30, 1997 was primarily due to an increase in delivered energy as evidenced by increases of 6.5% and 14.8% in the corresponding capacity factors. Revenue from energy delivered pursuant to the special dispatch arrangement with Niagara Mohawk for the nine months ended September 30, 1997 was approximately $1.2 million as compared to $29.3 thousand for the corresponding period in the prior year.

Revenues from Consolidated Edison Company of New York, Inc. ("Con Edison") for the quarter and nine months ended September 30, 1997 increased approximately $1.8 million and $5.4 million as compared to the corresponding periods in the prior year. The increase in revenues from Con Edison for the quarter and nine months ended September 30, 1997 was primarily due to an increase in delivered energy as evidenced by increases of 8.7% and 9.2% in the corresponding capacity factors and higher contract energy rates resulting from higher index fuel prices.

Pursuant to the Steam Sales Agreement General Electric may implement productivity or energy efficiency projects in its manufacturing processes, including projects involving the production of steam within the General
Electric plant commencing in 1996. General Electric has implemented an energy efficiency project in 1997 that will reduce the quantity of steam required by the General Electric plant. Under the energy efficiency project, General Electric anticipates managing its annual average steam demand at 160,000lbs/hr. Steam revenues for the nine months ended September 30, 1997 and September 30, 1996 were reduced by an annual true-up of $0.9 million and $0.2 million, respectively, so that General Electric would be charged a nominal amount which is the annual equivalent of 160,000lbs/hr. Steam revenues for the quarter and nine months ended September 30, 1997 were approximately $0 and $172.5 thousand on 287.323 million and 1,116.003 million pounds of steam delivered as compared to approximately $200.2 thousand and $1.9 million on 357.164 million and 1,378.420 million pounds of steam delivered for the corresponding periods in the prior year. The decrease in steam revenues during the quarter and nine months ended September 30, 1997 was due to lower steam demand and a reduction in fuel prices.

Gas resale revenues for the quarter ended September 30, 1997 was approximately $4.1 million on sales of 1.5 million MMBtu's as compared to $5.0 million on sales of 2.2 million MMBtu's for the corresponding period in the prior year. Gas resale revenues for the nine months ended September 30, 1997 were approximately $10.9 million on 4.3 million MMBtu's as compared to approximately $19.8 million on sales of 6.4 million MMBtu's for the corresponding period in the prior year.

The $0.9 million and $8.9 million decrease in gas resale revenues during the quarter and nine months ended September 30, 1997 was primarily due to higher dispatch of Units 1 or 2, which resulted in lower volumes of natural gas becoming available for resale. Natural gas resale prices were also lower during the nine months ended September 30, 1997, the decrease generally resulted from more moderate temperatures in the Northeast region as compared to the colder than normal temperatures, which caused an increase in the demand for natural gas a nd resulted in lower than normal gas storage levels during the corresponding period in the prior year. The Partnership enters into gas resales during periods when Units 1 and 2 are not operating at full capacity.

Cost of revenues for the quarter and nine months ended September 30, 1997 were approximately $29.5 million and $89.9 million on purchases of 7.1 million MMBtu's and 21.1 million MMBtu's as compared to approximately $29.6 million and $89.2 million on purchases of 7.1 million MMBtu's and 21.3 million MMBtu's for the corresponding periods in the prior year. The cost of revenues and MMBtu's purchases for the quarter and nine months ended September 30, 1997 are comparable to the corresponding periods in the prior year.

Total other operating expenses for the quarter and nine months ended September 30, 1997 were approximately $1.7 million and $4.9 million as compared to approximately $1.6 million and $5.2 million for the corresponding periods in the prior year. The decrease in other operating expenses for the nine months ended September 30, 1997 is primarily due to a decrease in other general and administrative expenses offset by an increase in administrative services - affiliates.

Net interest expense for the quarter and nine months ended September 30, 1997 of approximately $8.2 million and $24.6 million are comparable to the corresponding periods in the prior year.


Liquidity and Capital Resources

Net cash flows provided by operating activities decreased from approximately $16.5 million and $35.1 million for the quarter and nine months ended September 30, 1996 to approximately $15.9 million and $29.9 million for the quarter and nine months ended September 30, 1997. The decrease in net cash flows provided by operating activities during the quarter ended September 30, 1997 is due to normally recurring cash receipts and disbursements within the Partnership's operating asset and liability accounts offset by the increase in net income. The decrease in net cash flows provided by operating activities during the nine months ended September 30, 1997 is due to the decrease in net income and normally recurring cash receipts and disbursements within the Partnership's operating asset and liability accounts.

Net cash flows used in investing activities for the quarter and nine months ended September 30, 1997 were approximately $14.5 million and $14.1 million as compared to approximately $16.3 million and $12.2 million for the corresponding periods in the prior year. Net cash flows used in investing activities represent monies deposited into or withdrawn from funds created pursuant to the Partnership's Depositary and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent (the "Funds"). Monies deposited into the Funds for the nine months ended September 30, 1997 and 1996 primarily represent monies set aside for interest and principal payments to Bondholders scheduled for December 26 and Partner distributions. Monies withdrawn from the Funds for the nine months ended September 30, 1997 and 1996 represent the payment of interest and principal on the Bonds and distributions to Partners.

There were no financing activities during the quarters ended September 30, 1997 and September 30, 1996. Net cash flows used in financing activities decreased from approximately $24.0 million for the nine months ended September 30, 1996 to approximately $16.0 million for the nine months ended September 30, 1997. The decrease in net cash flows used in financing activities for the nine months ended September 30, 1997 is primarily due to a decrease in distributions to Partners.

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

On October 6, 1995, Niagara Mohawk filed its "PowerChoice" proposal with the New York State Public Service Commission ("NYPSC"). On October 12, 1995, Niagara Mohawk filed a Report on Form 8-K with the Securities and Exchange Commission (the "Commission") explaining the PowerChoice proposal (the "PowerChoice Statement"). In the PowerChoice Statement, Niagara Mohawk describes a number of related proposals to restructure the utility's business, including the reorganization of its assets and the renegotiation of its contracts with generators which, like the Partnership, are not regulated as utilities ("non-utility generators"). On July 10, 1997, Niagara Mohawk filed a Report on Form 8-K with the Commission stating that Niagara Mohawk had entered into a Master Restructuring Agreement ("MRA") pursuant to which it and the twenty-nine independent power producers which have signed the MRA propose to terminate, restate or amend their respective power purchase agreements and on October 17, 1997, Niagara Mohawk filed a Report on Form 8-K with the Commission stating that on October 11, 1997 Niagara Mohawk filed its Power Choice settlement with the NYPSC which incorporates the terms of the MRA. The consideration for the independent power purchasers' agreement varies by party, and may consist of cash, short term notes, shares of Niagara Mohawk's Common Stock or certain swap contracts. Among the contracts which is proposed to be amended and restated is the Niagara Mohawk Power Purchase Agreement for the electric output of Unit 1. Pursuant to the MRA and subject to negotiation as described below, the parties propose to restructure the Niagara Mohawk Power Purchase Agreement to provide for the sale of electricity by the Partnership pursuant to a pre-determined schedule of output at one or more pricing arrangements for up to 12 years in lieu of the delivery and price provisions of the Niagara Mohawk Power Purchase Agreement as currently in effect.

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

The Partnership, as a party to the MRA, is committed to negotiate to reach agreement on an amended and restated power purchase agreement; however, the Partnership expresses no opinion with respect to the likelihood that all of the conditions to implementation of the MRA will be met. Further, the Partnership expresses no opinion with respect to the viability of Niagara Mohawk's proposed alternatives should the implementation of the MRA not be completed, such as Niagara Mohawk's proposal in the context of the PowerChoice Statement to take possession of independent power projects through the power of eminent domain and to thereafter sell such projects or Niagara Mohawk's position that it has not ruled out the ultimate possibility of a filing for restructuring under Chapter 11 of the U.S. Bankruptcy Code as set forth in the PowerChoice Statement. Nevertheless, in the absence of agreement on a definitive restructured power purchase agreement, the Partnership continues to believe that the Niagara Mohawk Power Purc hase Agreement is a valid and binding contract with Niagara Mohawk. Until negotiations on the restructured power purchase agreement advance further, the Partnership will not be able to determine what effect, if any, the restructured power purchase agreement or the PowerChoice proposal will have on the Partnership, its business or net operating revenues. For the nine months ended September 30, 1997, electric sales to Niagara Mohawk accounted for approximately 18.6% of total project revenues.

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

	On July 18, 1997, the Registrant filed a report on Form 8-K disclosing the Master Restructuring Agreement entered into between Niagara Mohawk and 16 Independent Power Producers.

Omitted from this Part II are items which are not applicable or to which the answer is negative for the periods covered.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               	       SELKIRK COGEN PARTNERS, L.P.

Date: November 13, 1997	                 /s/    JMC SELKIRK, INC.
                                        --------------------------
 	                                    		General Partner


Date: November 13, 1997	                 /s/    JOHN R. COOPER
                                        --------------------------
 	                                     Name:  John R. Cooper
                                         Title:	Senior Vice President and
		                                         and Chief Financial Officer

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 	    SELKIRK COGEN FUNDING
						                   CORPORATION

Date: November 13, 1997	                 /s/    JOHN R. COOPER
                                        --------------------------
 	                                     Name:  John R. Cooper
                                         Title:	Senior Vice President and
		                                         and Chief Financial Officer