Form 10-K
period 1997-12-31
SELKIRK COGEN PARTNERS LP; SELKIRK COGEN FUNDING CORP
filed 1998-03-31
CIK 929540, 929518

CONFORMED COPY
                                                              ---------------
-----------------------------------------------------------------------------



                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1997

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
	Indicate by check mark if disclosure of  delinquent  filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                         ---
	As of March 31, 1998, there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE
                                    None
----------------------------------------------------------------------------

          This  document  consists  of 66 pages of which this page is page 0.

                              TABLE OF CONTENTS

																       Page
																	   ----
                                   PART I

Item 1.		Business..................................................... 2

Item 2.		Properties...................................................14

Item 3.		Legal Proceedings............................................15

Item 4.		Submission of Matters to a Vote of Security Holders..........16

                                   PART II

Item 5.		Market for Registrant's Common Equity and Related
	   		Stockholder Matters..........................................17

Item 6.		Selected Financial Data......................................17

Item 7.		Management's Discussion and Analysis of Financial
			Condition and Results of Operations..........................18

Item 8.		Financial Statements and Supplementary Data..................26

Item 9.		Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure..........................26

                                  PART III

Item 10.	Directors and Executive Officers of the Registrant...........27

Item 11.	Executive Compensation.......................................28

Item 12.	Security Ownership of Certain Beneficial Owners and
			Management...................................................29

Item 13.	Certain Relationships and Related Transactions...............30

                                   PART IV

Item 14.	Exhibits, Financial  Statement Schedules, and Reports
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

	JMC Selkirk is an indirect, wholly-owned subsidiary of J. Makowski Company, Inc. ("J. Makowski Company"), and JMCS I Management is a direct, wholly-owned subsidiary of J. Makowski Company. J. Makowski Company owns interests in gas-fired electric generating facilities and natural gas supply and transportation projects. In August 1994, a controlling interest in J. Makowski Company was acquired by a special purpose corporation jointly owned by PG&E Generating Company, a subsidiary of PG&E Enterprises, and Bechtel Generating Company, a subsidiary of Bechtel Enterprises, Inc. Investors is a limited partnership of JMCS I Holdings, Inc., JMC Selkirk, Inc. (each an affiliate of J. Makowski Company) and TPC Generating, Inc.

	Cogen  Technologies  GP  and Cogen Technologies LP are each affiliates of
Cogen Technologies,  Inc.  ("Cogen  Technologies").   Cogen  Technologies has
developed and owns an interest in an electric generating facility.

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


The Facility and Certain Project Contracts

The Facility

	The Facility is located on an approximately 15.7 acre site leased from General Electric adjacent to General Electric's plastic manufacturing plant (the "GE Plant") in the Town of Bethlehem, County of Albany, New York (the "Facility Site"). The Facility is a natural gas-fired cogeneration facility which has a total electric generating capacity in excess of 345 megawatts ("MW") with a maximum average steam output of 400,000 pounds per hour ("lbs/hr"). The Facility consists of one unit ("Unit 1") with an electric generating capacity of approximately 79.9 MW and a second unit ("Unit 2") with an electric generating capacity of approximately 265 MW. The Public Utilities Regulatory Policies Act of 1978, as amended ("PURPA") defines a cogeneration facility as a facility which produces electric energy and forms of useful thermal energy (such as heat or steam), used for industrial, commercial, heating or cooling purposes, through the sequential use of one or more energy inputs. In the case of the Facility, the Facility uses natural gas as its primary fuel input to produce electric energy for sale to Niagara Mohawk and Con Edison and to produce useful thermal energy in the form of steam for sale to General Electric for industrial purposes. The Facility is a  "topping-cycle  cogeneration facility," which means that when the Facility is operated in a combined-cycle mode, it uses natural gas or fuel oil to produce electricity, and the reject heat from power production is then used to  provide  steam to General Electric.  Unit 1 and Unit 2 have been designed
to  operate  independently   for   electrical   generation,  while  thermally
integrated for steam generation, thereby optimizing efficiencies in the combined performance of the Facility. A properly designed and constructed cogeneration facility is able to convert the energy contained in the input fuel source to useful energy outputs more efficiently than typical utility plants. The Facility has been certified as a qualifying facility "Qualifying
Facility")   in   accordance  with  PURPA  and  the  regulations  promulgated thereunder by the Federal Energy Regulatory Commission ("FERC").

Niagara Mohawk

	On October 6, 1995, Niagara Mohawk filed its "Power Choice" proposal with the New York State Public Service Commission ("NYPSC"). On October 12, 1995, Niagara Mohawk filed a Report on Form 8-K with the Securities and Exchange Commission (the "Commission") explaining the Power Choice proposal (the
"Power  Choice  Statement").   In  the Power Choice Statement, Niagara Mohawk
describes a number of related proposals to restructure the utility's business, including the reorganization of its assets and the renegotiation of its contracts with generators which, like the Partnership, are not regulated as utilities ("non-utility generators"). On July 10, 1997, Niagara Mohawk filed a Report on Form 8-K with the Commission stating that Niagara Mohawk had entered into a Master Restructuring Agreement ("MRA") pursuant to which it and the twenty-nine independent power producers which had signed the MRA propose to terminate, restate or amend their respective power purchase agreements. On October 17, 1997, Niagara Mohawk filed a Report on Form 8-K with the Commission stating that on October 11, 1997, Niagara Mohawk filed its Power Choice settlement with the NYPSC which incorporates the terms of the MRA. On February 24, 1998, the NYPSC approved Niagara Mohawk's Power Choice settlement proposal, which includes the implementation of the MRA.

	The consideration for the independent power purchasers' agreement varies by party, and may consist of cash, short term notes, shares of Niagara Mohawk's Common Stock or certain swap contracts. Among the contracts which is proposed to be restructured is the Niagara Mohawk Power Purchase Agreement
for the electric output of Unit 1.   Pursuant  to  the  MRA  and  subject  to
implementation  as  described  below,  the parties propose to restructure the
Niagara  Mohawk  Power  Purchase  Agreement   to  provide  for  the  sale  of
electricity by the Partnership pursuant to a pre-determined schedule of output at a price based on certain indices for a period of 10 years in lieu of the delivery and price provisions of the Niagara Mohawk Power Purchase Agreement as currently in effect. The Partnership anticipates that, if and when a restructured power purchase agreement goes into effect, Niagara Mohawk will relinquish its right to direct dispatch of Unit 1, the electrical output of Unit 1 will be sold to Niagara Mohawk and other purchasers based on market conditions then in effect, and the Partnership will receive certain fixed payments from Niagara Mohawk under the restructured power purchase agreement and other payments under the MRA.

	The details of the physical delivery and pricing arrangements are subject to final agreement with Niagara Mohawk, and possible modifications to other Partnership contracts for Unit 1 continue to be the subject of extensive
negotiations.   Implementation  of  the  MRA   is  subject  to  a  number  of
significant conditions, including without limitation Niagara Mohawk and the Partnership negotiating the restructured Unit 1 Power Purchase Agreement, the receipt of all regulatory approvals, the receipt of all consents by third parties necessary for the transaction contemplated by the MRA (including satisfying certain standards under the Partnership's Trust Indenture relating to the absence of material adverse changes or receiving any required approval of bondholders or other creditors), the Partnership's entering into new third party arrangements which will enable the Partnership to restructure its project on a reasonably satisfactory economic basis, and the receipt by Niagara Mohawk and the Partnership of all necessary approvals from their
respective boards of directors, shareholders and  partners.   Should  Niagara
Mohawk and the Partnership satisfy all of the conditions to effectuating the transactions contemplated by the MRA with respect to the Partnership, Niagara Mohawk may nevertheless terminate the MRA if Niagara Mohawk determines that, as a result of the failure to satisfy the conditions of the MRA by other independent power producers, the benefits anticipated to be received by Niagara Mohawk pursuant to the MRA have been materially and adversely affected. Further, final implementation of the MRA is conditioned upon Niagara Mohawk's successful completion of financing required to fund certain of its payment obligations under agreements to implement the MRA.

	The Partnership, as a party to the MRA, is committed  to  negotiate  with
Niagara   Mohawk   and  other  parties  to  reach  agreement  on  contractual arrangements required to restructure the Niagara Mohawk Power Purchase Agreement pursuant to the MRA; however, the Partnership expresses no opinion with respect to the likelihood that all of the conditions to implementation
of the MRA will be met.   Further,  the Partnership expresses no opinion with
respect to the viability of Niagara Mohawk's proposed alternatives should the implementation of the MRA not be completed, such as Niagara Mohawk's proposal in  the  context  of  the  Power  Choice  Statement  to  take  possession  of independent power projects through the power of eminent domain and to thereafter sell such projects or Niagara Mohawk's position that it has not ruled out the ultimate possibility of a filing for restructuring under Chapter 11 of the U.S. Bankruptcy Code as set forth in the Power Choice
Statement.   Nevertheless,  in  the  absence  of  agreement  on  a definitive restructured power purchase agreement, the Partnership continues to believe that the Niagara Mohawk Power Purchase Agreement is a valid and binding contract with Niagara Mohawk. Given the uncertainties with respect to such implementation, the Partnership is unable to determine what effect, if any, the restructured power purchase agreement or the Power Choice proposal will have on the Partnership, its business or net operating revenues. For the year ended December 31, 1997, electric sales to Niagara Mohawk accounted for approximately 19.3% of total project revenues.

	Previously,  in  connection   with   Niagara   Mohawk's  March  10,  1997
announcement of the agreement in principle, Standard & Poor's placed the Bonds on creditwatch "with negative implications," based in part on its analysis of the current reports on Form 8-K filed in March 1997 by Niagara
Mohawk  and  the  Partnership,  respectively,  and  its   belief   that   the
restructuring has the potential to erode cash flow coverage derived from long-term contracts supporting the Bonds. To date Standard & Poor's has not changed their outlook on the Bonds. Additionally, as of the date of this report, Moody's Investors Service has not changed its rating or its previous "negative outlook" on the Bonds as a result of the developments.

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

	Niagara Mohawk owns, operates and maintains interconnection facilities for the combined Facility in accordance with separate Unit 1 and Unit 2 interconnection agreements. The Unit 1 interconnection facility is necessary to effect the transfer of electricity produced at Unit 1 into Niagara Mohawk's power grid at the delivery point adjacent to Unit 1. Since Unit 1 is interconnected directly to Niagara Mohawk's power grid, no transmission services are required for the delivery of power under the Niagara Mohawk Power Purchase Agreement. The Unit 2 interconnection facility is necessary to effect the transfer of electricity produced at Unit 2 into Niagara Mohawk's transmission system. Pursuant to a transmission services agreement, Niagara Mohawk has agreed to provide firm transmission services from Unit 2 to the point of interconnection between Niagara Mohawk's transmission system and Con Edison's transmission system for a period of 20 years from the date of the commencement of commercial operation of Unit 2. The Partnership does not expect a restructuring of the Niagara Mohawk Power Purchase Agreement to have any effect on Unit 2 transmission services provided by Niagara Mohawk.

Con Edison

	Unit 2 commenced commercial operation on September 1, 1994 and is selling 265 MW of electric capacity and associated energy to Con Edison under a long-term contract that allows Con Edison to schedule Unit 2 for dispatch on an economic basis (the "Con Edison Power Purchase Agreement," and together with the Niagara Mohawk Power Purchase Agreement, the "Power Purchase Agreements"). The Con Edison Power Purchase Agreement has a term of 20 years from the date of commencement of commercial operation of Unit 2, subject to a
10-year extension under certain  conditions.   The  Con Edison Power Purchase
Agreement provides for four payment components:  (i) a capacity payment, (ii)
a fuel payment, (iii) an O&M  payment  and  (iv)  a  wheeling  payment.   The
capacity payment, a portion of the fuel payment, a portion of the O&M payment, and the wheeling payment are fixed charges to be paid on the basis of plant availability to operate whether or not Unit 2 is dispatched on-line.
The variable portions of the fuel payment and O&M payment are  payable  based on  the amount of electricity produced by Unit 2 and delivered to Con Edison.
The total fixed and variable fuel payment is capped at a ceiling price established (and is subject to adjustment) in accordance with the Con Edison Power Purchase Agreement, and includes a component, which is equal to half of the  amount  by  which  Unit 2's actual fixed and variable fuel commodity and
transportation costs differs  from  the  ceiling  price.   For the year ended
December 31, 1997 electric sales to Con Edison accounted for approximately 72.5% of total project revenues.

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

	Pursuant to the Steam Sales Agreement General Electric may implement productivity or energy efficiency projects in its manufacturing processes, including projects involving the production of steam within the GE Plant
commencing  in  1996.   General  Electric  implemented  an  energy efficiency
project in 1997 that will reduce the quantity of steam  required  by  the  GE
Plant.   Under  the  energy  efficiency project, General Electric anticipates managing its annual average steam demand at 160,000 lbs/hr. If General Electric is able to manage its annual average steam demand at 160,000 lbs/hr then the Partnership's steam revenues would be reduced to the nominal amount General Electric is charged for the annual equivalent of 160,000 lbs/hr. For the year ended December 31,  1997  steam  sales to General Electric accounted
for approximately 0.3% of total  project  revenues.   The  energy  efficiency
project does not relieve General Electric of its contractual obligation to purchase the minimum thermal output necessary for the Facility to maintain its status as a Qualifying Facility.

Unit 1 Gas Supply and Transportation

	To supply natural gas needed to operate Unit 1, the Partnership entered in to a gas supply agreement with Paramount Resources Ltd. ("Paramount") on a firm 365-day per year basis for a 15-year term beginning November 1, 1992
(the "Paramount Contract").   The  Paramount  Contract  requires Paramount to
maintain  a  level  of  recoverable  reserves  and  deliverability  from  its
dedicated reserves through the term of  the  Paramount  Contract.   Paramount
must demonstrate that it meets the recoverable reserves and deliverability requirements in an annual report to the Partnership. The Partnership entered
into  certain   long-term   contracts   (collectively,   the   "Unit   1  Gas
Transportation Contracts") for the transportation of the Unit 1 natural gas volumes on a firm 365-day per year basis with TransCanada Pipelines Limited, Iroquois Gas Transmissions System, L.P. and Tennessee Gas Pipeline Company. Each of the Unit 1 Gas Transportation Contracts has a term of 20 years
beginning  November  1,  1992.   Either  the Partnership (at Niagara Mohawk's
direction or on its own  initiative)  or Paramount may require renegotiation, not more frequently than annually, of the commodity charge and/or method of escalation and, failing agreement (including Niagara Mohawk's concurrence), these pricing issues may be submitted to arbitration binding on the
Partnership,  Paramount   and   Niagara   Mohawk.    The  Paramount  Contract
establishes an arbitration and renegotiation procedure which coordinates with the Niagara Mohawk Power Purchase Agreement. The Partnership is currently engaged in negotiations with Paramount regarding modifications to the volume, pricing and other provisions of the Paramount Contract that may be required in conjunction with any restructuring of the Niagara Mohawk Power Purchase Agreement. The Partnership is also considering alternative arrangements for Unit 1's natural gas supply in the event that the restructuring of the Niagara Mohawk Power Purchase Agreement is implemented.

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

Fuel Management

	The Partnership, through the Project Management Firm, manages the Facility's fuel arrangements. The Partnership attempts to direct the supply and transportation of natural gas to  Unit  1  and Unit 2 under its long-term gas supply and transportation contracts so as to have  sufficient  quantities of natural gas available at the Facility to meet the scheduled deliveries of electricity to Niagara Mohawk and Con Edison. In addition, the Partnership endeavors to take advantage of market opportunities, as available, to resell its long-term, firm natural gas volumes at favorable prices relative to their costs and relative to the cost of substitute fuels. These opportunities include resales of excess natural gas supplies ("gas resales") when Unit 1 or Unit 2 is dispatched off-line or at less than full capacity, and "peak shaving" arrangements whereby the Partnership grants to local distribution companies or other purchasers a call on a specified portion of the Partnership's firm natural gas supply for a specified number of days during
the  winter  season.   At  such  times  as  the  purchaser  calls  upon   the
Partnership's firm natural gas supply under a peak shaving arrangement, the Partnership intends to operate on No. 2 fuel oil or, if available,
interruptible natural gas  supplies.   Typically, the Partnership's liability
for failure to deliver natural gas when  called  for  under  a  peak  shaving
agreement   is   to  reimburse  the  purchaser  for  its  prudently  incurred incremental costs of finding a replacement supply of natural gas. The Partnership attempts to schedule firm gas transportation services to meet its requirements to fuel Unit 1 and Unit 2 and to meet its gas resales and peak shaving sales commitments without incurring penalties for taking natural gas above or below amounts nominated for delivery from the gas transporters. The Partnership supplements its contracted firm transportation to the extent necessary to make gas resales and peak shaving sales by entering into
agreements for interruptible  transportation  service.   In managing Unit 2's
fuel arrangements, the Partnership, through the Project Management Firm, intends to take into account that the Partnership must purchase a minimum annual quantity of natural gas under the Unit 2 Gas Supply Contracts, subject to true-up procedures, to avoid reduction of the maximum daily contract quantity under such agreements.
                                     10

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

	The demand for power in the United States traditionally has been met by utility construction of large-scale electric generation projects under rate-base regulation. PURPA removed certain regulatory constraints relating to the production and sale of electric energy by eligible non-utilities and required electric utilities to buy electricity from various types of non-utility  power  producers  under  certain conditions, thereby encouraging
companies  other  than  electric  utilities   to  enter  the  electric  power
production  market.   Concurrently,  there  has  been  a   decline   in   the
construction of large generating plants by electric utilities.   In  addition
to  independent  power  producers,  subsidiaries  of  fuel  supply companies,
engineering  companies,   equipment   manufacturers   and   other  industrial
companies, as well as subsidiaries of regulated utilities, have  entered  the
non-utility  power  market.   The Partnership has long-term contracts to sell
electric generating capacity and energy  from  the Facility to Niagara Mohawk and Con Edison; therefore, subject to the effect of any restructured Niagara Mohawk Power Purchase Agreement, it does not expect competitive forces to have a significant effect on its business. Nevertheless, each of these Power Purchase Agreements permits the purchasing utility to schedule the Unit for dispatch on an economic basis, which takes into account the variable cost of electricity to be delivered by the Unit compared to the variable cost of
electricity  available  to  the   purchasing   utility  from  other  sources.
Accordingly, competitive forces  may  have  some  effect  on  the  Facility's
dispatch  levels.   Furthermore,  if and when the restructured Niagara Mohawk
Power Purchase Agreement goes into effect, the Partnership would anticipate marketing, under certain conditions, the electric output of Unit 1 to purchasers other than Niagara Mohawk based on market conditions then in effect. The Partnership cannot, at this time, determine what effect, if any, the impact of such competitive sales will have on the Partnership's financial condition or results of operation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Facility's dispatch levels.

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

Regulations and Environmental Matters

	The Partnership must sell an aggregate annual average of approximately 80,000 lbs/hr from Unit 1 and Unit 2 combined for use as process steam by General Electric and must satisfy other operating and ownership criteria in order to comply with the requirements for a Qualifying Facility under PURPA.
If the Facility were to fail to meet such criteria, the Partnership may become subject to regulation as a subsidiary of a holding company, a public utility company or an electric utility company under PUHCA, the Federal Power
Act (the "FPA") and state utility laws. If the Facility loses its Qualifying Facility status, its Power Purchase Agreements will be subject to the jurisdiction of the FERC under the FPA. The Partnership may nevertheless be exempt from regulation under PUHCA if it maintains "exempt wholesale
generator"  status.   In  1994,  the  Partnership  filed  with  the  FERC  an
Application for Determination of Exempt Wholesale Generator Status, which was granted by the FERC.

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

	The 1990 amendments to the Federal Clean Air Act (the "1990 Clean Air Amendments") require a large number of rulemaking and other actions by the United States Environmental Protection Agency (the "EPA" or the "Agency") and
the New York State Department of Environmental Conservation (the "DEC").  The
DEC has adopted regulations for New York State's (the "State") operating permit program consistent with the requirements of Title V of the 1990 Clean
Air  Act  Amendments  and  has received interim final approval of the State's
program from the  EPA.   Pursuant  to  the  State's  program  the Facility is
required to obtain  a  new  operating  permit,  an  application for which was
submitted to the DEC prior to June 9,  1997.   Except  as  set  forth  herein
below, no material proceedings have been commenced or, to the knowledge of the Partnership, are contemplated by any federal, state or local agency against the Partnership, nor is the Partnership a defendant in any litigation with respect to any matter relating to the protection of th e environment.

	In December 1995, the Partnership received a letter from the EPA requesting revision of periodic air emission reporting to the Agency. The Partnership tendered an interim response to the inquiry in January 1996. Although mutual consensus regarding a reporting format is anticipated, the Partnership cannot determine what, if any, actions could potentially be taken by the EPA. As of the date of this report, the Partnership has not received any further correspondence from the EPA regarding this matter.

	In January 1997, the Partnership received a letter from the EPA indicating that the Agency completed its statutorily required review of the Facility's Facility Response Plan ("FRP"), as submitted to the EPA in September of 1994 pursuant to the codified requirements of the Oil Pollution
Control Act of 1990.   Accompanying  this  letter  the Partnership received a
listing of requested administrative revisions to the FRP.  In  February  1997 the  Facility  underwent  an  FRP  field  inspection  and  in March 1997, the
Partnership received a letter  from  the  EPA  indication  that there were no
"site specific  violations"  identified  during  the  field  inspection.   In
January of 1998, the Partnership received a letter from the EPA requesting additional administrative revisions to Revision 2 of the Facility FRP submitted to the EPA during may 1997. Although mutual consensus regarding the administrative revisions to, and format of, the Facility's FRP is anticipated, the Partnership cannot determine what, if any, actions could potentially be taken by the EPA.

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

Gas Transportation Proceedings

	As part of the ordinary course of business, the Partnership routinely files complaints and intervenes in rate proceedings filed with the FERC by its gas transporters,  as  well  as  related  proceedings.  Currently pending proceedings primarily relate to filings made by Iroquois Gas Transmission System, L.P ("IGTS"), in which IGTS is seeking rate adjustments and authority to collect additional costs for gas transportation services, and certain proceedings involving, Tennessee Gas Pipeline Company ("Tennessee"), in which Tennessee is seeking changes to its operating terms and conditions, and rate adjustments. In 1996, the Partnership entered into a settlement with Tennessee, subject to FERC approval, that will resolve a substantial number
of these Tennessee-related proceedings.   During  the first quarter 1997, the
FERC approved the settlement.

Curtailment

	In August 1992, Niagara Mohawk filed a petition requesting the NYPSC to authorize Niagara Mohawk to curtail purchases from, and avoid payment obligations to, non-utility generators, including Qualifying Facilities such as the Facility during certain periods. Niagara Mohawk claimed that such curtailment would be consistent with PURPA, and the regulations promulgated
thereunder,  which   contemplates   utilities'   curtailing   purchases  from
Qualifying Facilities under certain  circumstances.   In  October  1992,  the
NYPSC initiated a proceeding to investigate whether conditions existed justifying the exercise of the PURPA curtailment rights and, if so, to
determine the procedures for  implementing  PURPA  curtailment  rights.   Con
Edison  also  filed  a petition in this proceeding seeking to implement PURPA
curtailment rights  during  certain  periods.   An  administrative  law judge
appointed by the NYPSC held hearings during the spring of 1993, however, his opinion was never released. On August 30, 1996 the NYPSC reopened the curta ilment proceedings and directed an administrative law judge to prepare a recommended decision under an abbreviated deadline. On March 18, 1998, the NYPSC announced that an order instituting a curtailment policy would be
forthcoming,  however,  a  written  order  has  not  yet  been  issued.   The
Partnership expects that any agreement which it enters into with Niagara Mohawk to implement the MRA will waive Niagara Mohawk's right, if any, to curtail purchases from the Partnership. See Part I Item 1. Business - The Facility and Certain Project Contracts - Niagara Mohawk for discussion of the MRA.

	In any event, the Partnership has taken the position in this proceeding that it should not be subject to curtailment as a result of this proceeding, even if the NYPSC grants Niagara Mohawk and Con Edison some measure of generic curtailment rights. The Partnership's position is based in part on the fact that neither Niagara Mohawk nor Con Edison bargained for an express curtailment right in its Power Purchase Agreement and the Partnership agreed to permit Niagara Mohawk and Con Edison to direct the dispatch of the relevant Unit. Nevertheless, both Niagara Mohawk and Con Edison have refused to expressly waive their claimed curtailment rights against dispatchable facilities and have not agreed to exempt the Facility from curtailment, notwithstanding the absence of contractual language in the Power Purchase
Agreements granting the utilities this right.   If  Niagara  Mohawk  and  Con
Edison were to receive NYPSC authorization to curtail power purchases from Qualifying Facilities including dispatchable facilities, they may seek to implement curtailment with respect to the Partnership by avoiding not only energy payments but also capacity payments during periods in which the
Facility is curtailed.   Such  a  reduction  in  energy payments and capacity
payments  could  materially  and  adversely  affect  the  Partnership's   net
operating revenues.


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

						         Year Ended			       Nine Months Ended
						         December 31, 	              December 31,
						 -------------------------------   -----------------
				         1997     1996     1995    1994    	       1994
 				         ----     ----	   ----    ---- 	       ----
				                           (in thousands)

Statement of Operations
 Data:
  Operating revenues   $171,583 $174,442 $155,778 $ 72,707      $ 61,450
  Cost of revenues	    121,305  119,747  114,491   52,331  	  44,238
  Other operating
   expenses	              6,584    6,669    7,174    5,009		   4,090
  Operating income	     43,694   48,026   34,113   15,367		  13,122
  Net interest
   expense		         32,234   32,844   32,392   17,094		  14,621
  Write-off of
   deferred finance
   charges and interest
   rate hedge             ---	  ---     ---	 	34,885 		  34,885
					   -------- -------- -------- --------		--------
  Net income (loss)	   $ 11,460 $ 15,182 $  1,721 $(36,612)  	$(36,384)
					   -------- -------- -------- --------  	--------
					   -------- -------- -------- --------		--------

					                 December 31, 	          	March 31,
						 ------------------------------------  ------------
				          1997      1996      1995      1994  	   1994
 				          ----	    ----	  ----	    ----	   ----
				                           (in thousands)

 Balance Sheet Data:
  Plant and equipment
   (net)      	        $321,537  $334,229  $346,285  $354,440   $ 90,083
  Construction
  work-in-progress		   ---		 ---	   ---		 ---	  225,171
  Total assets		     385,874   401,454   416,080   441,555	  347,757
  Long-term debt and
   bonds                 385,955   389,253   391,420   392,000	  332,929
  Partners' capital	     (32,282)  (18,810)    1,530    20,821		  360

Supplementary Financial Information

	The following is a summary of the quarterly results of operations for the years ended December 31, 1995, December 31, 1996 and December 31, 1997

			    	                 Three Months Ended (unaudited)
						   --------------------------------------------------
			               March 31      June 30    September 30  December 31
						   --------		 -------	------------  -----------
											(in thousands)
Year Ended
   December 31, 1995
--------------------
  Operating revenues       $ 39,130     $ 39,437       $ 37,349     $ 39,862
  Gross profit   	         10,640        9,771          9,626       11,250
  Net income                    523         (168)             7    	   1,359

Year Ended
   December 31, 1996
---------------------
  Operating revenues       $ 46,405     $ 42,109       $ 41,139     $ 44,789
  Gross profit   	 	     16,572       12,276	     11,569	      14,278
  Net income                  6,275        2,491          1,716	       4,700

Year Ended
   December 31, 1997
--------------------
  Operating revenues       $ 43,925     $ 40,850	   $ 42,386	    $ 44,422
  Gross Profit			     12,634       11,726         12,883       13,035
  Net income    	          2,844        1,986          2,968	       3,662


ITEM  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Overview

	The Partnership owns a natural gas-fired, combined-cycle cogeneration facility consisting of two units, with revenues derived primarily from sales of electricity and, to a lesser extent, from sales of steam and natural gas. Unit 1 and Unit 2 began commercial operations on April 17, 1992 and September
1,  1994,  respectively.   The Partnership earned net income of approximately
$11.5 million in 1997 and released for distribution to the partners approximately $24.9 million.

Results of Operations

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

	The Partnership earned net income of $11.5 million for the year ended December 31, 1997 as compared to net income of $15.2 million for the prior year. The decrease in net income is primarily due to a decrease in gas resale revenues which was primarily due to increased dispatch and capacity of Units 1 and 2. Total revenues for the year ended December 31, 1997 were approximately $171.6 million as compared to approximately $174.4 million for the prior year.

Electric Revenues (dollars and kWh's in millions):

					               For the Year Ended
                 December 31, 1997                    December 31, 1996
		 ----------------------------------  --------------------------------
	     Dollars  kWh's  Capacity  Dispatch  Dollars  kWh's Capacity Dispatch
         -------  -----  --------  --------  -------  ----- -------- --------
Niagara
Mohawk     33.1    403.9   57.23%    62.61%    29.9    303.1  44.81%  54.50%
Con
Edison    124.4  1,884.8   81.18%    89.89%   117.2  1,622.7  69.71%  87.61%



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

	Revenues from Niagara Mohawk increased approximately $3.2 million for the year ended December 31, 1997 as compared to the prior year. Revenues for the year ended December 31, 1997 were favorably impacted by increased energy deliveries to Niagara Mohawk, as evidenced by the 1200 basis point increase in the capacity factor from December 31, 1996 to December 31, 1997. For the twelve months ended December 31, 1997, Niagara Mohawk dispatched the Unit on-line for the months of January, February, March, June, July, August, October, November and December at full contract rates except for the months
of January, February, March  and  December.   Energy  delivered  in  January,
February, March and December was sold under special dispatch arrangements which called for the pricing of the delivered energy at variable rates less than full contract rates. For the twelve months ended December 31, 1996, Niagara Mohawk dispatched the Unit on-line for all months except March
primarily at full contract rates.   Revenues for energy delivered pursuant to
special dispatch arrangements with Niagara Mohawk for the year ended December
31, 1997 were approximately $6.2 million as compared to approximately $29.0 thousand for the prior year.

	Revenues from Con Edison increased $7.2 million for the year ended December 31, 1997 as compared to the prior year. The increase in revenues from Con Edison for the twelve months ended December 31, 1997 was primarily due to an increase in delivered energy as evidenced by the 1100 basis point increase in the capacity factor from December 31, 1996 to December 31, 1997.

	Pursuant to the Steam Sales Agreement General Electric may implement productivity or energy efficiency projects in its manufacturing processes, including projects involving the production of steam within the GE Plant commencing in 1996. General Electric has implemented an energy efficiency project in 1997 that will reduce the quantity of steam required by the GE Plant. Under the energy efficiency project, General Electric anticipates
managing its annual average steam demand at 160,000 lbs/hr.   Steam  revenues
for the year ended December 31, 1997 were approximately $0.4 million on 1,462.621 million pounds of steam delivered as compared to approximately $2.7 million on 1,867.330 million pounds of steam delivered for the prior year. Revenue per unit of steam decreased during the year ended December 31, 1997 as compared to the prior year due to a decrease in steam demand as a result of the energy efficiency project implemented by General Electric. Steam revenues for the year ended December 31, 1997 includes an annual true-up of approximately $0.7 million in favor of the steam host as compared to approximately $0.2 million for the prior year.

	Gas  resale  revenues  for  the   year   ended  December  31,  1997  were
approximately $13.6 million on sales of approximately 5.2 million MMBtu's as compared to approximately $24.6 million on sales of approximately 7.9 million
MMBtu's  for  the  prior  year.   The  $11.0  million  decrease in gas resale
revenues during the year ended December 31, 1997 as compared to the prior year is primarily due to higher dispatch of Units 1 and 2, which resulted in lower volumes of natural gas becoming available for resale. The decrease in average natural gas resale prices generally resulted from the timing of when natural gas resales occurred during the year ended December 31, 1997 as
compared  to  the  prior  year.   Dispatch of the Units during the year ended
December 31, 1996 allowed for  gas  resales  to occur during peak natural gas
resale price periods as  compared  to  the  current  year.   The  Partnership
entered into gas resales during periods when Units 1 and 2 were not operating at full capacity.

	Fuel costs for the year ended December 31, 1997 were approximately $90.5 million on purchases of approximately 28.2 million MMBtu's as compared to approximately $89.2 million on purchases of 28.5 million MMBtu's for the prior year. The $1.3 million increase in the cost of fuel primarily resulted from higher contract firm fuel rates due to higher index fuel prices and rate increases under the firm transportation contracts. The 0.3 million MMBtu decrease for the year ended December 31, 1996 as compared to the prior year is primarily due to a reduction in firm fuel purchases from suppliers.

	Operating and maintenance expenses for the year ended December 31, 1997 were approximately $18.1 million as compared to approximately $17.9 million for the prior year. Operating and maintenance expenses for the year ended December 31, 1997 are comparable to the prior year.

	Total other operating expenses, excluding amortization of deferred financing charges, for the year ended December 31, 1997 were approximately $5.4 million as compared to approximately $5.5 million for the prior year. Other operating expenses, excluding amortization of deferred financing charges for the year ended December 31, 1997 are comparable to the prior year.

	Amortization of deferred financing charges for the year ended December 31, 1997 was comparable to the prior year. Deferred financing charges are amortized using the effective interest method.

	Net  interest  expense  for  the   year   ended  December  31,  1997  was
approximately $32.2 million as compared to approximately  $32.8  million  for
the   prior  year.   The  decrease  in  net  interest  expense  is  primarily
attributable to approximately a $0.4 million increase in interest income for the year ended December 31, 1997 as compared to the prior year.

Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

	The Partnership earned net income of $15.2 million for the year ended December 31, 1996 as compared to net income of $1.7 million for the prior year. The increase in net income is primarily due to the increase in electric and gas resale revenues which was primarily due to increased dispatch and capacity of Unit 1, higher contract energy rates due to higher fuel index prices for Unit 2 and an increase in average natural gas resale prices.

	Total revenues for the year ended December 31, 1996 were approximately $174.4 million as compared to approximately $155.8 million for the prior year.

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

	Revenues from Niagara Mohawk increased $2.4 million for the year ended December 31, 1996 as compared to the prior year. Energy delivered to Niagara Mohawk was sold primarily at full contract rates for the year ended December
31, 1996, whereas energy delivered to Niagara Mohawk during the twelve months
ended  December  31,  1995  was  primarily  sold   under   special   dispatch
arrangements.   During  1995, the Partnership frequently entered into special dispatch arrangements with Niagara Mohawk, at times when the Unit would have otherwise been dispatched off-line, which called for the pricing of delivered energy at variable rates less than full contract rates. Revenues for energy delivered pursuant to special dispatch arrangements with Niagara Mohawk for the year ended December 31, 1996 were approximately $29.0 thousand as compared to approximately $5.1 million for the prior year. Revenues for the year ended December 31, 1996 were also favorably impacted by increased energy deliveries to Niagara Mohawk, as evidenced by the 300 basis point increase in the capacity factor from December 31, 1995 to December 31, 1996.

	Revenues from Con Edison increased $7.1 million for the year ended December 31, 1996 as compared to the prior year. The increase in revenues is primarily attributable to all delivered energy during the year ended December
31, 1996 being sold at full contract rates and higher contract energy rates resulting from higher index fuel prices as compared to the prior year. During the twelve months ended December 31, 1996, energy delivered to Con Edison was sold entirely at full contract rates, whereas for the majority of January 1995 and for a few days in February and April 1995, the Partnership entered into special dispatch arrangements with Con Edison, at times when the Unit would have otherwise been dispatched off-line. These special dispatch arrangements called for the pricing of delivered energy at variable rates less than full contract rates. Revenues for energy delivered pursuant to special dispatch arrangements with Con Edison for the year ended December 31, 1995 was approximately $1.8 million. The increase in revenues for the year ended December 31, 1996 was partially offset by a decrease in energy deliveries, as evidenced by the 700 basis point decrease in the capacity factor from December 31, 1995 to December 31,1996. The decrease in energy deliveries was primarily due to a decrease in capacity during off-peak periods.

	Steam revenues for the year ended December 31, 1996 were approximately $2.7 million on 1,867.330 million pounds of steam delivered as compared to approximately $2.0 million on 1,718.101 million pounds of steam delivered for the prior year. Revenue per unit of steam increased during the year ended December 31, 1996 as compared to the prior year. Higher index fuel pricing and colder than normal winter months were the primary factors contributing to the increase in steam revenues for the twelve months ended December 31, 1996 as compared to the prior year. Additionally, steam revenues for the year ended December 31, 1996 include an annual true-up of $0.2 million in favor of the steam host.

	Gas   resale   revenues  for  the  year  ended  December  31,  1996  were approximately $24.6 million on sales of approximately 7.9 million MMBtu's as compared to approximately $16.1 million on sales of approximately 8.0 million MMBtu's for the prior year. The $8.5 million increase in gas resale revenues during the year ended December 31, 1996 as compared to the prior year is primarily due to an increase in average natural gas resale prices. The increase in average natural gas resale prices generally resulted from the colder than normal temperature this past winter which caused an increase in demand for natural gas and resulted in lower than normal gas storage levels.
The decrease in gas resale volumes is attributable to the increase in the capacity factor for Unit 1 sales to Niagara Mohawk. The Partnership entered into gas resales during periods when Units 1 and 2 were not operating at full capacity.

	Fuel costs for the year ended December 31, 1996 were approximately $89.2 million on purchases of approximately 28.5 million MMBtu's as compared to approximately $84.7 million on purchases of 30.2 million MMBtu's for the
prior  year.   The  increase  in the cost of fuel was primarily due to higher contract firm fuel rates from higher index fuel prices and rate increases under the firm transportation contracts. The 1.7 million MMBtu decrease for the year ended December 31, 1996 as compared to the prior year is primarily due to the negotiated temporary reduction in the maximum daily quantity and related transportation under the Unit 1 Paramount Contract.

	Operating and maintenance expenses for the year ended December 31, 1996 were approximately $17.9 million as compared to approximately $17.2 million for the prior year. The $0.7 million increase in operating and maintenance expenses during the year ended December 31, 1996 as compared to the prior year was due to an increase in maintenance of the Facility.

	Total other operating expenses, excluding amortization of deferred financing charges, for the year ended December 31, 1996 were approximately $5.5 million as compared to approximately $6.0 million for the prior year.
The decrease in other operating expenses was primarily due to an overall reduction in third party legal and consulting services.

	Amortization of deferred financing charges for the year ended December 31, 1996 was comparable to the prior year. Deferred financing charges are amortized using the effective interest method.

	Net  interest  expense  for  the  year  ended  December  31,   1996   was
approximately  $32.8  million  as compared to approximately $32.4 million for
the  prior  year.   The  increase   in  net  interest  expense  is  primarily
attributable to approximately a $0.5 million decrease in interest income for the year ended December 31, 1996 as compared to the corresponding period in the prior year.

Liquidity and Capital Resources

	Net cash provided by operating activities for the year ended December 31, 1997 was $27.1 million as compared to $32.6 million for the prior year. The decrease in net cash from operating activities is due to the decrease in net income and normally recurring changes in cash receipts and disbursements within the Partnership's operating asset and liability accounts for the year ended December 31, 1997 as compared to the prior year.

	Net cash used in investing activities for the year ended December 31, 1997 was $1.3 million as compared to net cash provided by investing activities of $3.6 million for the prior year. Net cash used in investing activities for the year ended December 31, 1997 primarily represents the net activity in the restricted cash accounts described below under "Funds". Net cash provided by investing activities for the year end December 31, 1996 primarily represents the net activity in these restricted cash accounts offset by the completion of certain construction-related activities.

	Net cash used in financing activities for the year ended December 31, 1997 was $27.1 million as compared to $36.2 million for the prior year. During the year ended December 31, 1997 approximately $24.9 million was released for distribution to the partners as compared to approximately $35.5 million for the prior year.

	The debt service coverage ratio for 1997 calculated pursuant to the Indenture was 1.70:1.

Credit Agreement

	The Partnership has available for its use a $23.5 million Credit Agreement ("Credit Agreement"), which is to be used by the Partnership for required letters of credit related to various project contracts and for working capital purposes. The maximum amount available under the Credit Agreement for working capital purposes is $5.0 million. At December 31, 1997, no draws had been made against the outstanding letters of credit and no working capital loans were outstanding under the Credit Agreement. Although the Credit Agreement was originally due to expire on August 11, 1997 the Partnership extended the Credit Agreement for an additional three years.

Funds

	In connection with the sale of the Bonds, the Partnership entered into the Deposit and Disbursement Agreement (the "D&D Agreement") which requires the establishment and maintenance of certain segregated funds (the "Funds") and is administered by Bankers Trust Company, as depositary agent. Pursuant to the D&D Agreement a number of Funds were established. Some of the Funds have been terminated since the purposes of such Funds were achieved and are no longer required, some Funds are currently active and some Funds activate at future dates upon the occurrence of certain events. The significant Funds that are currently active are the Project Revenue Fund, Major Maintenance Reserve Fund, Interest Fund, Principal Fund, Debt Service Reserve Fund and two sub-funds of the Partnership Distribution Fund.

	All Partnership cash receipts and operating cost disbursements flow through the Project Revenue Fund. As determined on the 20th of each month, any monies remaining in the Project Revenue Fund after the payment of operating costs are used to fund the above named Funds based upon the Fund hierarchy and in the amounts (each, a "Fund Requirement") established pursuant to the D&D Agreement.

	The Major Maintenance Reserve Fund relates to certain anticipated annual and periodic major maintenance to be performed on certain of the Facility's
machinery and equipment at future  dates.   The Fund Requirement is developed
by the Partnership and approved by an independent engineer for the Trustee and can be adjusted on an annual basis, if needed. At December 31, 1997 the balance in this Fund was approximately $1.6 million, which exceeded the current Fund Requirement.

	The Interest and Principal Funds relate primarily to the current debt service on the outstanding Bonds. The applicable Fund Requirement is the amount due and payable on the next semi-annual payment date. On December 26, 1997, the monies available in the Interest Fund were used to make the semi-annual interest payment. Therefore, the balance in the Interest Fund at December 31, 1997 was $0. The June 26, 1998 Interest and Principal Fund Requirements will be approximately $17.2 million and approximately $1.9 million, respectively.

	The Fund Requirement for the Debt Service Reserve Fund is an amount equal to the maximum amount of debt service due in respect of all the Bonds outstanding for any six-month period during the succeeding three-year period.
At December 31, 1997  the  balance  in  this  Fund  was  approximately  $19.9
million.   The  June  26,  1998  Fund Requirement will be approximately $21.0 million.

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

Year Ended December 31, 1998

	During 1998, the Partnership anticipates its power purchasers will dispatch their respective units in a manner consistent with the dispatch
levels in the prior year.   In  order  to  achieve dispatch levels similar to
those of the prior year or exceed them, the Partnership may enter into special dispatch arrangements which will ultimately enhance the results of operations, including revenues and cash flows, of the Partnership. However, if and when the restructured Niagara Mohawk Power Purchase Agreement goes into effect, the Partnership anticipates that Niagara Mohawk will relinquish its right to direct the dispatch of Unit 1 and that the Partnership would make decisions regarding the operation of Unit 1 based on market conditions then in effect, in light of its anticipated receipt of certain fixed payments under the restructured Niagara Mohawk Power Purchase Agreement.

	As of March 1998, natural gas resale prices for 1998 have been below the prior year's high prices and the Partnership expects, on the average, such prices to remain below 1997 levels for the balance of 1998.

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

Year 2000

	The Partnership is conducting a review of its computer systems to identify the systems that could be affected by the new millennium. The year 2000 may pose problems in software applications because many computer systems and applications currently use two-digit date fields to designate a year.  As the century date occurs, date  sensitive  systems may recognize the year 2000 as 1900 or not at all. This potential inability to recognize or properly treat the year 2000 may cause systems to process financial or operational information incorrectly. Management has not yet determined which, if any, systems may be affected and, if affected, the extent of any potential
disruption   in   operations  and  the  resulting  potential  impact  on  the
Partnership's  ability  to  generate   and   deliver  electricity  or  steam.
Management has begun to develop and, if required, implement a plan to  remedy
any  potential  problems  prior  to  the  year  2000.   Management expects to
finalize this plan,  if  required,  and  estimate  any  potential expenses to
implement such plan, in 1998.   Management  has  not  yet  assessed  expenses
related to year 2000 compliance or the potential impacts of this matter.




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

  Selkirk Cogen Funding Corporation:
  ----------------------------------

  		Name		          Age		              Position
		----				  ---					  --------
  Joseph P. Kearney............51 	   Chief Executive Officer, President and
  		    						    Director
  P. Chrisman Iribe............46      Executive Vice President and Director
  John R. Cooper...............50 	   Senior Vice President and Chief
    								    Financial Officer
  David N. Bassett.............51	   Treasurer

  Managing General Partner:
  -------------------------

  		Name		          Age		              Position
		----				  ---					  --------
  Joseph P. Kearney............51 	   Chief Executive Officer, President and
  									    Director
  P. Chrisman Iribe............46      Executive Vice President and Director
  John R. Cooper...............50      Senior  Vice  President  and  Chief
       					 				Financial Officer
  David N. Bassett.............51	   Treasurer

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

ITEM 11.  EXECUTIVE AND BOARD COMPENSATION AND BENEFITS
-------------------------------------------------------

	No cash compensation or non-cash compensation was paid in any prior year or during the year ended December 31, 1997 to any of the officers, directors and representatives referred to under Item 10 above for their services to the Funding Corporation, the Managing General Partner or the Partnership. Overall management and administrative services for the Facility are being performed by the Project Management Firm at agreed-upon billing rates which are adjusted quadrennially, if necessary, pursuant to the Administrative Services Agreement.
                                     28

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

	The Partnership is a limited partnership wholly owned by its Partners. The following information is given with respect to the Partners of the
Partnership:

  							                    Nature
		        Name and Address		     of Beneficial	  Percentage
Title of Class	of Beneficial Owner		     Ownership (1)	  Interest (2)
--------------  -------------------          -------------	  ------------


Partnership	  JMC Selkirk, Inc. (3)		      Managing General   (i)  2.0417%
 Interest	  One Bowdoin Square			  Partner		    (ii) 22.4000%
			  Boston, Massachusetts 02114     Limited Partner  (iii) 18.1440%

Partnership	  Pentagen Investors, L.P.*(3)(4) Limited Partner    (i)  5.2502%
 Interest	  One Bowdoin Square			   				   	(ii) 57.6000%
			  Boston, Massachusetts 02114			           (iii) 46.6560%

Partnership	  Cogen Technologies 		      General Partner	(i)   1.0000%
 Interest	   Selkirk GP, Inc.				                  (iii)    .2211%
			  1600 Smith Street
			  Houston, Texas  77002 (5)

Partnership	  Cogen Technologies 		      Limited Partner   (i)  78.1557%
 Interest	   Selkirk LP.					                  (iii)  17.2789%
		      1600 Smith Street
			  Houston, Texas  77002 (5)

Partnership   EI Selkirk, Inc.  (6)		      Limited Partner   (i)  13.5523%
 Interest     One Upper Pond Road			     	           (ii)  20.0000%
			  Parsippany, New Jersey 07054			          (iii)  17.7000%

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

(6)	EI Selkirk is a wholly owned subsidiary of GPUI.

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

	   The following financial statements are filed as part of this Report:

  	   Report of Independent Auditor....................................  F-1

  	   Balance Sheets as of December 31, 1997 and 1996 .................  F-2

  	   Statements of Operations for the years ended December 31, 1997,
  	   1996 and 1995 ...................................................  F-3

       Statements of Partners' Capital for the years ended December 31,
       1997, 1996 and 1995 .............................................  F-4

  	   Statements of Cash Flows for the years ended December 31, 1997,
  	   1996 and 1995....................................................  F-5

       Notes to Consolidated Financial Statements.......................  F-6

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

	   Not applicable

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Selkirk Cogen Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Selkirk Cogen Partners, L.P. (a Delaware limited partnership) and its subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Selkirk Cogen Partners, L.P. and its subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

										ARTHUR ANDERSEN LLP


Washington, D.C.
January 12, 1998

                        SELKIRK COGEN PARTNERS, L.P.
                        CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                				     	     	   December 31, December 31,
						                              1997		    1996
						                           -----------  -----------
ASSETS
------
Current assets:
  Cash............................................ $    1,337     $    2,591
  Restricted funds................................	    6,509          6,284
  Accounts receivable.............................     17,764         19,899
  Due from affiliates.............................         14             40
  Fuel inventory and supplies.....................	    4,936          4,401
  Other current assets............................	      338	         449
  				                   					---------	   ---------
    	Total current assets......................     30,898         33,664

  Plant and equipment.............................    371,285        371,301
  Less:  Accumulated depreciation.................     49,748         37,072
													---------	   ---------
    Net plant and equipment.......................    321,537   	 334,229

  Long-term restricted funds......................     21,494		  20,446

  Deferred financing charges, net of accumulated
    amortization of $4,336 at December 31, 1997
    and $3,166 at December 31, 1996...............     11,945         13,115
                                     				---------	   ---------

				Total Assets		               $  385,874     $  401,454
   			                                    	---------	   ---------
   			                                       	---------	   ---------
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Current liabilities:
  Accounts payable................................ $    1,663 	  $      588
  Accrued expenses................................	   15,047         16,624
  Due to affiliates...............................        498	         937
  Advances from customer..........................       ---   	          17
  Current portion of long-term bonds..............      3,298 	       2,167
	  					                        	---------	   ---------
	    Total current liabilities................. 	   20,506         20,333

  Other long-term liabilities.....................	   11,695         10,678
  Long-term bonds, less current portion........... 	  385,955        389,253

  General partners' capital.......................	    (311) 		    (173)
  Limited partners' capital.......................	 (31,971)        (18,637)
	   											    ---------	   ---------
	    Total partners' capital...................   (32,282)        (18,810)
											       	---------	   ---------
				Total Liabilities and
					 Partners' Capital             $  385,874     $  401,454
												    --------- 	   ---------
												    ---------	   ---------

See Notes to Consolidated Financial Statements.

                                     F-2

                       SELKIRK COGEN PARTNERS, L.P.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands)

 							    For the 	     For the	      For the
						      Year Ended	    Year Ended	     Year Ended
                              December 31,     December 31,     December 31,
                		          1997             1996		        1995
   						    ------------	   ------------	    ------------

Operating revenues:
 Electric and steam..........   $   157,940     $   149,793     $    139,637
 Gas resale..................        13,643	         24,649	          16,141
      				             ----------	   	-----------	   	------------
    Total operating
    revenues.................	    171,583 	    174,442 	     155,778

Cost of revenues:
  Fuel costs.................        90,526	         89,177	          84,712
  Other operating and
  maintenance expenses.......	     18,103   	     17,913   	      17,217
  Depreciation...............	     12,676          12,657           12,562
							      ---------        ---------       ---------
    Total cost of revenues...       121,305     	119,747          114,491
							      ---------       ---------        ---------

Gross Profit.................        50,278          54,695           41,287

Other operating expenses:
 Administrative services -
   affiliates................         2,852           2,715            2,419
 Other general and
   administrative expenses...         2,562           2,781            3,625
 Amortization of deferred
    financing charges.........	      1,170           1,173            1,130
							      ---------       ---------        ---------
	Total other operating
	  expenses...............         6,584           6,669           7,174
							      ---------  	  ---------        ---------

Operating income.............        43,694          48,026          34,113

Net interest expense.........        32,234          32,844          32,392
							      ---------	      ---------        ---------
Net income ..................     $  11,460       $  15,182        $  1,721
							      ---------	       --------        ---------
       						      ---------        --------	       ---------
Allocated to:
  General partners...........   $       115	      $     152	       $      41
  Limited partners...........        11,345          15,030            1,680
                                  ---------	      ---------	       ---------
	Total....................   $    11,460       $  15,182        $   1,721
       						      ---------       ---------	       ---------
  						          ---------       ---------        ---------

See Notes to Consolidated Financial Statements.


                        SELKIRK COGEN PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
            For the years ended December 31, 1997, 1996 and 1995
                               (in thousands)

						        General   	      Limited
                                Partners          Partners     	   Total
                               ----------	     ---------- 	------------

Balance at December 31, 1994..   $ (3,718)        $ 24,539         $ 20,821
  Cash distributions..........       (691)	       (20,321)         (21,012)
Conversion and Assignment
     of JMCS I Investors, L.P.
     Interest (see Note 3 to
     the consolidated
     financial statements)....	    4,411		    (4,411)				---
  Net Income..................	       41			 1,680			  1,721
 							     ---------        ---------        ---------
Balance at December 31, 1995..         43            1,487		      1,530
 								 ---------		  ---------		   ---------
  Cash distributions..........		 (368)		   (35,154)		    (35,522)
  Net income..................		  152			15,030			 15,182
							     ---------        ---------	       ---------
Balance at December 31, 1996..       (173)         (18,637)		    (18,810)
								 ---------		  ---------		   ---------
  Cash distributions..........	     (253)		   (24,679)		    (24,932)
  Net income..................		  115			11,345			 11,460
							     ---------        ---------	       ---------
Balance at December 31, 1997..   $   (311)        $(31,971)		   $(32,282)
   						         ---------	      ---------        ---------
       						     ---------        ---------	       ---------



See Notes to Consolidated Financial Statements.


                        SELKIRK COGEN PARTNERS, L.P.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)


  							    For the 	     For the	      For the
        					   Year Ended	    Year Ended	    Year Ended
                              December 31,     December 31,     December 31,
                 		          1997             1996		        1995
    						  ------------	   ------------	    ------------

Net cash provided by(used
  in) operating activities:
 Net income ................   $    11,460		$	 15,182		 $	   1,721
 Adjustments to reconcile net
   income to net cash
   provided by (used in)
   operating activities:
   Depreciation and
     amortization...........   		13,846			 13,830			  13,692
  Change in assets and
      liabilities:
      Accounts receivable...	     2,135			 (2,582)		  (2,791)
	  Due from affiliates...		    26				(23)    		 174
	  Other current assets..		   111			    563			    (195)
	  Fuel inventory and
	    supplies............		  (535)			   (828)		  	 466
	 Accounts payable.......		 1,075		     	216			  (3,394)
	 Accrued expenses.......		(1,577) 		  3,376				 905
	 Due to affiliates......		  (439)			   	675				(381)
     Other long-term
       liabilities..........	     1,017			  2,163			   1,968
	   						      ---------		   ---------		 --------

	   Total adjustments....	    15,659		     17,390			  10,444
	                              ---------        ---------        ---------
		 Net cash provided
	  	   by operating
		   activities......			27,119			 32,572			  12,165

 Cash flows provided by (used
 in) investing activities:
   Plant and equipment
     additions..............		    16             (601)		  (4,275)
   Plant and equipment
   	 additions-affiliates...		  --- 			    ---	            (132)
   Restricted funds.........	    (1,273)			  4,186			  17,689
                                  ---------        ---------       ---------
    	 Net cash provided
	  	   by (used in)
		   investing
		   activities......			(1,257)			  3,585			  13,282

Cash flows provided by (used
  in) financing activities:
  Cash distributions to
    partners................   	   (24,932)         (35,522) 		 (21,012)
  Payments of principal on
    long-term debt..........        (2,167)            (580)            ---
  Payments for cost of
    financing...............		---			      ---		       	(217)
  Advances from a customer..		   (17)			   (136)		  (5,282)
	   						     ---------		  ---------		   ---------
		 Net cash used in
		   financing
		   activities.......       (27,116)		   (36,238)		     (26,511)

Net decrease in cash........		(1,254)            (81)		      (1,064)
Cash at beginning of
  periood...................         2,591		     2,672		       3,736
                                 ---------        ---------        ---------
Cash at end of periood.....	   $     1,337		$    2,591		 $	   2,672
                                 ---------        ---------        ---------
                                 ---------        ---------        ---------

Supplemental disclosures of
  cash flow information:

  Cash paid for interest...	   $ 	34,561		$	 34,781    	 $    35,160
                                 ---------        ---------        ---------
                                 ---------        ---------        ---------

See Notes to Consolidated Financial Statements.

						SELKIRK COGEN PARTNERS, L.P.

				NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					    DECEMBER 31, 1997 AND 1996

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

	Selkirk was formed for the purpose of constructing, owning and operating a natural gas-fired combined-cycle cogeneration facility located on General Electric Company's (GE) property in Bethlehem, New York (the Facility). The Facility consists of one unit (Unit 1), with an electric generating capacity of approximately 79.9 megawatts (MW) and a second unit (Unit 2), with an electric generating capacity of approximately 265 MW. Unit 1 and Unit 2 have been designed to operate independently for electrical generation, while thermally integrated for steam generation, thereby optimizing efficiencies in the combined performance of the Facility. Selkirk received construction financing for Unit 1 in June 1990 and commercial operations commenced on April 17, 1992. Unit 2 obtained construction financing in October 1992 and commercial operations commenced September 1, 1994. Both Units are fueled by Canadian natural gas purchased under firm 15-year natural gas supply contracts (extendible to 20 years upon satisfaction of certain conditions). Unit 1 is selling at least 79.9 MW of electric capacity and associated energy to Niagara Mohawk Power Corporation (NIMO) under a 20-year contract and Unit 2 is selling 265 MW of electric capacity and associated energy to Consolidated Edison Company of New York (ConEd) under a 20-year contract. Also, the Partnership makes excess gas lay-off sales during periods when Units 1 and 2 are not operating at full capacity (see Note 6). Historical natural gas resale prices have resulted in significant gas resale margins for the Partnership during the years ended December 31, 1997 and 1996. Historical natural gas prices may not be indicative of future natural gas market prices.

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

	The statements of operations for the years ended December 31, 1997, 1996 and 1995 include the activities of the Funding Corporation. All intercompany balances and transactions have been eliminated in consolidation.

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

						SELKIRK COGEN PARTNERS, L.P.

				NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
								 (Continued)

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

	Fuel inventory and supplies
	---------------------------

	Inventories are stated at  the  lower  of  cost  or  market.   Costs  for
	materials, supplies and oil inventories were determined on an average cost method.

	Real estate taxes
	-----------------

	Real estate tax payments made under the Partnership's payment in lieu of taxes (PILOT) agreement are recognized on a straight-line basis over the term of the agreement.

	Accrued expenses
	----------------

	Accrued expenses consist of the following (in thousands):

							      December 31, 	        December 31,
		   				              1997       	        1996
								  ------------			------------
		Accrued fuel costs		     $  10,002	     	   $  12,250
		Accrued wheeling				  ---		             466
		Accrued PILOT 				     1,150		           1,050
		Accrued NY gas import taxes	       260				     114
		Accrued utilities			       924		        	 982
		Accrued plant purchases		       391		       		 518
		Accrued bond interest		       382		     		 385
		Accrued GE steam refund		       668		        	 175
		Other accrued expenses		     1,270		    		 684
									 ---------		  	   ---------
							         $  15,047		        $ 16,624
									 ---------		  	   ---------
									 ---------		  	   ---------

						SELKIRK COGEN PARTNERS, L.P.

				NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
								 (Continued)

	Currency swap agreements
	------------------------

	In connection with its asset and liability management policies, Selkirk entered into foreign currency swap agreements as discussed in Note 4. Gains and losses on currency exchange contracts are deferred as hedges of firmly committed transactions and recognized in income in the same period that the hedged transactions are realized. In the unlikely event that the underlying transaction terminates, the deferred gains and losses on the associated swap agreement will be recorded in the income statement.

	Revenue recognition
	-------------------

	Revenues for the sale  of  electricity  and  steam  are recorded based on
	monthly output delivered as specified under contractual terms.   Revenues
	for the sale of excess gas are recorded in the month sold.

	Income taxes
	------------

	The tax results of Partnership activities flow directly to the partners; thus, the accompanying consolidated financial statements do not reflect provisions for federal or state income taxes.

	New accounting pronouncement
	----------------------------

	During 1997, the Financial Accounting Standards Board issued two new accounting standards that the Partnership will adopt in 1998. SFAS No. 130, "Reporting Comprehensive Income" will require disclosure on
	comprehensive income and its components. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" will require disclosure of financial and descriptive information on reportable operating segments. The adoption of these standards is not expected to have a material impact on the Partnership's results of operations or financial position.

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

						SELKIRK COGEN PARTNERS, L.P.

				NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
								 (Continued)

	The general and limited partners, along with their respective equity interests are as follows:

															  Interest
	General partners              Affiliate of			Preferred	Original
	----------------   	          ------------		    ---------   --------

	JMC Selkirk, Inc.      J. Makowski Company, Inc. (JMC)	 .09%	   1.00%
	Cogen Technologies
	  Selkirk GP, Inc.     Cogen Technologies, Inc.		    1.00%	    ---%

															  Interest
	Limited partners		      Affiliate of		    Preferred	Original
	----------------			  ------------			---------	--------

	JMC Selkirk, Inc. 		 J. Makowski Company, Inc.	    1.95%	  21.40%
	Pentagen Investors, L.P. J. Makowski Company, Inc.	    5.25%	  57.60%
	EI Selkirk, Inc.		 GPU International, Inc.       13.55%	  20.00%
	Cogen Technologies
   		Selkirk, L.P.		 Cogen Technologies, Inc.	   78.16%       ---%

	Under the terms of the amended partnership agreement, cash available is first distributed 99% to the partners in accordance with their respective equity interests (preferred equity) and 1% is allocated based on the original ownership structure between JMC affiliates and GPU International, Inc. (GPUI). Any additional funds available after the preferred distribution, are distributed 99% to the original equity holders and 1% to the preferred equity holders. Subsequent to the eighteenth anniversary of Unit 2's commercial operations or the date on which all the preferred partners achieve a specified return, distributions will be made in accordance with the residual interest; JMC affiliates at 64.8%, GPUI at 17.7% and Cogen Technologies, Inc. at 17.5%.

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

						SELKIRK COGEN PARTNERS, L.P.

				NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
								 (Continued)

	The scheduled principal payments on the bonds are as follows:

					1998	         $     3,297,597
					1999		           4,822,151
					2000		           7,306,785
					2001		          11,062,070
       			    2002                  13,528,965
       				Thereafter	         349,235,385

	The   loans   are  secured  by  liens  on,  and  security  interests  in,
	substantially all of the assets of the Partnership. These loans are non-recourse to the individual partners. The trust indenture restricts the ability of Selkirk to make distributions to the partners under certain circumstances.

	In connection with the bonds, the Partnership is required to maintain certain restricted funds to finance future debt, interest and maintenance payments. These funds have been included in restricted funds and long-term restricted funds in the accompanying balance sheet. For further discussion of these funds see Management's Discussion and Analysis.

	In 1994, Selkirk entered into a combined working capital and bank reimbursement agreement, as amended (Credit Agreement). The Credit Agreement has a maximum available amount of $23,471,420 to be used by Selkirk for required letters of credit related to various project contracts and working capital purposes. The maximum amount available under the Credit Agreement for working capital purposes is $5,000,000. No amounts have been drawn under the Credit Agreement.

	Currency swap agreements
	------------------------

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

5.  Disclosure of fair market value of financial instruments
	--------------------------------------------------------

	The following methods and assumptions were used by the Partnership in estimating its fair value disclosures for financial instruments as of December 31, 1997 and 1996:

	Cash:   The  carrying  amount reported in the accompanying balance sheets
	for cash approximates its fair value of $1,337,000 and $2,591,000 at December 31, 1997 and 1996, respectively.

	Restricted funds: The carrying amount reported in the accompanying balance sheets for restricted funds approximates its fair value of $28,003,000 and $26,730,000 at December 31, 1997 and 1996, respectively.

	Due from affiliates: Management believes that estimating the fair market value of these advances is not practicable given no formal agreement between the Partnership and its affiliates regarding the terms and manner of settlement of these amounts.

	Due to affiliates: The carrying amount reported in the accompanying balance sheets for amounts due to affiliates approximates its fair value due to the short-term maturities of these amounts.

	Long-term bonds: The fair value of the long-term bonds is based on the current market rates for the bonds. The fair value of the long-term bonds (including the current portion) at December 31, 1997 and 1996 is approximately $404,282,956 and $391,723,132, respectively.

	Currency swap  agreements:   The  fair  value  of  the  currency exchange
	arrangements   represents   the   termination   value   (liability)    of
	approximately  $10,535,000  and $6,588,000 at December 31, 1997 and 1996,
	respectively, estimated using current exchange rates.

						SELKIRK COGEN PARTNERS, L.P.

				NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
								 (Continued)

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

	On October 6, 1995, NIMO filed its "Power Choice" proposal with the New York State Public Service Commission ("NYPSC"). On October 12, 1995, NIMO filed a Report on Form 8-K with the Securities and Exchange Commission (the "Commission") explaining the Power Choice proposal (the "Power Choice Statement"). In the Power Choice Statement, NIMO describes a number of related proposals to restructure the utility's business, including the reorganization of its assets and the renegotiation of its contracts with generators which, like the Partnership, are not regulated as utilities ("non-utility generators"). On July 10, 1997, NIMO filed a Report on Form 8-K with the Commission stating that NIMO had entered into a Master Restructuring Agreement ("MRA") pursuant to which it and the twenty-nine independent power producers which had signed the MRA propose to terminate, restate or amend their respective power sales agreements. On October 17, 1997, NIMO filed a Report on Form 8-K with the Commission stating that on October 11, 1997, NIMO filed its Power Choice settlement with the NYPSC which incorporates the terms of the MRA. On February 24, 1998, the NYPSC approved NIMO's Power Choice settlement proposal, which includes the implementation of the MRA.

						SELKIRK COGEN PARTNERS, L.P.

				NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
								 (Continued)


	The consideration for the independent power sellers' agreement varies by party, and may consist of cash, short term notes, shares of NIMO's Common Stock or certain swap contracts. Among the contracts which is proposed to be restructured is the NIMO power sales agreement for the electric output of Unit 1. Pursuant to the MRA and subject to implementation as described below, the parties propose to restructure the NIMO power sales agreement to provide for the sale of electricity by the Partnership pursuant to a pre-determined schedule of output at a price based on certain indices for a period of 10 years in lieu of the delivery and price provisions of the NIMO power sales agreement as currently in effect. The Partnership anticipates that, if and when a restructured power sales agreement goes into effect, NIMO will relinquish its right to direct dispatch of Unit 1, the electrical output of Unit 1 will be sold to NIMO and other purchasers based on market conditions then in effect, and the Partnership will receive certain fixed payments from NIMO under the restructured power sales agreement and other payments under the MRA.

	The details of the physical delivery and pricing arrangements are subject to final agreement with NIMO, and possible modifications to other Partnership contracts for Unit 1 continue to be the subject of extensive negotiations. Implementation of the MRA is subject to a number of significant conditions, including without limitation NIMO and the
	Partnership negotiating the restructured Unit 1 power sales agreement, the receipt of all regulatory approvals, the receipt of all consents by third parties necessary for the transaction contemplated by the MRA (including satisfying certain standards under the Partnership's trust indenture relating to the absence of material adverse changes or receiving any required approval of bondholders or other creditors), the Partnership's entering into new third party arrangements which will enable the Partnership to restructure its project on a reasonably satisfactory economic basis, and the receipt by NIMO and the Partnership of all necessary approvals from their respective boards of directors, shareholders and partners. Should NIMO and the Partnership satisfy all of the conditions to effectuating the transactions contemplated by the MRA with respect to the Partnership, NIMO may nevertheless terminate the MRA if NIMO determines that, as a result of the failure to satisfy the conditions of the MRA by other independent power producers, the benefits anticipated to be received by NIMO pursuant to the MRA have been materially and adversely affected. Further, final implementation of the MRA is conditioned upon NIMO's successful completion of financing required to fund certain of its payment obligations under agreements to implement the MRA.

						SELKIRK COGEN PARTNERS, L.P.

				NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
								 (Continued)


	The Partnership, as a party to the MRA, is committed to negotiate with NIMO and other parties to reach agreement on contractual arrangements required to restructure the NIMO power sales agreement pursuant to the MRA; however, the Partnership expresses no opinion with respect to the likelihood that all of the conditions to implementation of the MRA will be met. Further, the Partnership expresses no opinion with respect to the viability of NIMO's proposed alternatives should the implementation of the MRA not be completed, such as NIMO's proposal in the context of the Power Choice Statement to take possession of independent power projects through the power of eminent domain and to thereafter sell such projects or NIMO's position that it has not ruled out the ultimate possibility of a filing for restructuring under Chapter 11 of the U.S. Bankruptcy Code as set forth in the Power Choice Statement. Nevertheless, in the absence of agreement on a definitive restructured power sales agreement, the Partnership continues to believe that the NIMO power sales agreement is a valid and binding contract with NIMO. Given the uncertainties with respect to such implementation, the Partnership is unable to determine what effect, if any, the restructured power sales agreement or the Power Choice proposal will have on the Partnership, its business or net operating revenues. For the year ended December 31, 1997, electric sales to NIMO accounted for approximately 19.3% of total project revenues.

	Previously, in connection with NIMO's March 10, 1997 announcement of the agreement in principle, Standard & Poor's placed the bonds on creditwatch "with negative implications," based in part on its analysis of the current reports on Form 8-K filed in March 1997 by NIMO and the Partnership, respectively, and its belief that the restructuring has the potential to erode cash flow coverage derived from long-term contracts supporting the bonds. To date Standard & Poor's has not changed their outlook on the bonds. Additionally, as of the date of this report, Moody's Investors Service has not changed its rating or its previous "negative outlook" on the bonds as a result of the developments.

	Selkirk has also entered into a power sales agreement with ConEd, for the sale of electricity, for an initial term of 20 years commencing on September 1, 1994, the date of Unit 2 commercial operations. The contract is extendible under certain circumstances.

	On February 6, 1995, Selkirk provided ConEd with a letter of credit in the amount of approximately $1,046,000. The letter of credit represented security pursuant to Article 13 of the ConEd power sales agreement and expired on February 6, 1996.

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

						SELKIRK COGEN PARTNERS, L.P.

				NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
								 (Continued)


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

	In August 1992, NIMO filed a petition requesting the NYPSC to authorize NIMO to curtail purchases from, and avoid payment obligations to,
	non-utility generators, including QF's such as the Facility during certain periods. NIMO claimed that such curtailment would be consistent with PURPA, and the regulations promulgated thereunder, which contemplates utilities' curtailing purchases from QF's under certain circumstances. In October 1992, the NYPSC initiated a proceeding to investigate whether conditions existed justifying the exercise of the PURPA curtailment rights and, if so, to determine the procedures for implementing PURPA curtailment rights. ConEd also filed a petition in this proceeding seeking to implement PURPA curtailment rights during certain periods. An administrative law judge appointed by the NYPSC held hearings during the spring of 1993, however, his opinion was never released. On August 30, 1996 the NYPSC reopened the curtailment proceedings and directed an administrative law judge to prepare a recommended decision under an abbreviated deadline. On March 18, 1998, the NYPSC announced that an order instituting a curtailment policy would be forthcoming, however, a written order has not yet been issued. The Partnership expects that any agreement which it enters into with NIMO to implement the MRA will waive NIMO's right, if any, to curtail purchases from the Partnership. See Part I Item 1. Business - The Facility and Certain Project Contracts - Niagara Mohawk for discussion of the MRA.

						SELKIRK COGEN PARTNERS, L.P.

				NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
								 (Continued)


	In any event, the Partnership has taken the position in this proceeding that it should not be subject to curtailment as a result of this proceeding, even if the NYPSC grants NIMO and ConEd some measure of generic curtailment rights. The Partnership's position is based in part on the fact that neither NIMO nor ConEd bargained for an express curtailment right in its power sales agreement and the Partnership agreed to permit NIMO and ConEd to direct the dispatch of the relevant Unit. Nevertheless, both NIMO and ConEd have refused to expressly waive their claimed curtailment rights against dispatchable facilities and have not agreed to exempt the Facility from curtailment, notwithstanding the absence of contractual language in the power sales agreements granting the utilities this right. If NIMO and ConEd were to receive NYPSC authorization to curtail power purchases from QF's including dispatchable facilities, they may seek to implement curtailment with respect to the Partnership by avoiding not only energy p ayments but also capacity payments during periods in which the Facility is curtailed. Such a reduction in energy payments and capacity payments could materially and adversely affect the Partnership's net operating revenues.


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

						SELKIRK COGEN PARTNERS, L.P.

				NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
								 (Continued)

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

	Each Unit 2 gas supply contract requires that Selkirk purchase a minimum of 75% of the maximum annual contract volumes each year. If the Partnership fails to take this minimum quantity, then the shortfall amount between the minimum required volumes and the actual nominations must be made up in the following year(s). The Partnership is allowed up to two years under these contracts during which time the Partnership may make up any shortfall. If the Partnership does not make up the shortfall within these periods, then the suppliers have a right to reduce the maximum daily contract quantity by the shortfall. The Partnership purchased approximately $38,279,000, $35,191,000 and $28,736,000 in gas
	from these suppliers for the years ended December 31, 1997, 1996 and 1995, respectively.

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

						SELKIRK COGEN PARTNERS, L.P.

				NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
								 (Continued)

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

	Site lease
	----------

	Rent expense was approximately $1,000,000, for the years ended December 31, 1997, 1996 and 1995. The amended lease term expires on the twentieth anniversary of the commercial operations date of Unit 2 and is renewable for the greater of 5 years or until termination of any power sales contract, to a maximum of 20 years. The lease may be terminated by Selkirk under certain circumstances with the appropriate written notice during the initial term.

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

	On the closing date of the facility lease agreement with the IDA, Selkirk paid the IDA $250,000 as one half of a $500,000 financing fee; the second installment was paid upon completion of Unit 2 and issuance by the Town of Bethlehem of a final certificate of occupancy. PILOT payments are due semi-annually in equal installments and are scheduled for the years as follows:

						SELKIRK COGEN PARTNERS, L.P.

				NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
								 (Continued)

					1998			$    2,300,000
					1999			     2,500,000
					2000			     2,700,000
       			    2001                 2,900,000
        			2002                 3,100,000
					Thereafter		    39,200,000

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

7.  Related parties
	---------------

	An affiliate of JMC Selkirk, Inc. has been appointed project administrative agent to manage the day-to-day affairs of Selkirk. This affiliate is compensated at agreed-upon billing rates which are adjusted quadrennially in accordance with an administrative services agreement. For the years ended December 31, 1997, 1996 and 1995 approximately $2,852,000, $2,715,000 and $2,419,000, respectively was incurred for
	services rendered and is reflected in general and administrative expenses in the statement of operations.

	During the years ended December 31, 1997, 1996 and 1995, Selkirk purchased approximately $346,000, $16,000 and $3,877,000, respectively and sold approximately $26,000, $238,000 and $748,000, respectively in fuel at its fair market value in transactions with affiliates of JMC Selkirk, Inc. Purchases are included in fuel costs and sales are included in gas resales in the statements of operations.

						SELKIRK COGEN PARTNERS, L.P.

				NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
								 (Continued)

	During the year ended December 31, 1996, Selkirk entered into an Enabling Agreement with US Gen Power Services, L.P.("USGEN PS"), an affiliate of JMC Selkirk, Inc., to enter into certain transactions for the purchase and sale of energy and other services. During the years ended December 31, 1997 and 1996, Selkirk entered into energy and capacity sale transactions with USGEN PS totaling approximately $100,000 and $45,000, respectively.

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

	In January 1998, the Partnership received a letter from the New York tax authorities concluding that no additional real estate transfer tax is due on the transfers made by the shareholders of J. Makowski Co. Inc. and the Partnership and has closed the audit file.


SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
---------------------------------------------
									Additions
								--------------------
											Charged
				    Balance at  Charged to  to Other           	  Balance at
			        Beginning   Costs and   Accounts   Deductions   End of
Description	        of Period   Expenses    Describe    Describe    Period
-----------			---------	--------	--------   ----------  ---------

Deducted from
asset account-
allowance for
doubtful accounts:

Year Ended
 December 31, 1997 	$   -   	$   -		$   -	    $   -       $   -
					---------   --------    ---------   --------    --------
					---------   --------    ---------   --------    --------

Year Ended
 December 31, 1996	$  87,181	   -    	$   -	    $ 87,181(1) $ 	-
					---------   --------    ---------   --------    --------
					---------   --------    ---------   --------    --------

Year Ended
 December 31, 1995	$ 165,105	$ 87,181    $   -       $165,105(2) $ 87,181
					---------   --------    ---------   --------    --------
				    ---------   --------    ---------   --------    --------


(1) Represents the settlement of August and September 1995 capacity payment issue.

(2) Represent the settlement of October and November 1993 capacity payment issue.



Exhibit No.		Description of Exhibit
-----------     ----------------------

3.1(1)			Certificate  of  Incorporation  of  Selkirk   Cogen   Funding
      			Corporation (the "Funding Corporation")

3.2(1) 			 By-laws of the Funding Corporation

3.3(1)			Second   Amended   and   Restated   Certificate   of  Limited
	  			Partnership   of   Selkirk    Cogen   Partners,   L.P.   (the
	  			"Partnership")

3.4(1)			Third Amended and Restated Agreement of  Limited  Partnership
				of  the  Partnership,  dated  as  of  May  1, 1994, among JMC
				Selkirk, Inc. ("JMC Selkirk"), JMCS I, Investors, L.P. ("JMCS
				I Investors"),  Makowski  Selkirk  Holdings,  Inc. ("Makowski
				Selkirk"),   Cogen   Technologies   Selkirk,    LP    ("Cogen
				Technologies  LP")  and  Cogen  Technologies Selkirk GP, Inc.
				("Cogen Technologies GP")

3.5(2)			Amendment No. 1 to  the  Third Amended and Restated Agreement
				of Limited  Partnership  of  the  Partnership,  dated  as  of
				November 1, 1994

3.6(2)			Amendment  No.  2 to the Third Amended and Restated Agreement
				of Limited Partnership of  the  Partnership, dated as of June
				16, 1995

4.1(1)			Trust Indenture, dated as of May 1, 1994, among  the  Funding
				Corporation,  the  Partnership  and Bankers Trust Company, as
				trustee (the "Trustee")

4.2(1)			First Series Supplemental Indenture, dated as of May 1, 1994,
				among  the  Funding  Corporation,  the  Partnership  and  the
				Trustee

4.3(1)			Registration  Agreement,  dated  April  29,  1994,  among the
				Funding  Corporation,  the  Partnership,  CS   First   Boston
				Corporation,  Chase Securities, Inc. and Morgan Stanley & Co.
				Incorporated

4.4(1)			Partnership Guarantee,  dated  as  of  May  1,  1994,  of the
				Partnership to the Trustee (2007)

4.5(1)			Partnership Guarantee, dated  as  of  May  1,  1994,  of  the
				Partnership to the Trustee (2012)

10.1			Credit Facilities

10.1.1(1)  		Credit  Bank  Working  Capital  and Reimbursement Agreement,
				dated as of May  1,  1994,  among  the Partnership, The Chase
				Manhattan Bank, N.A.  ("Chase"),  as  Agent,  and  the  other
				Credit Banks identified therein

10.1.2(1)		Amendment  No.  1 to Credit Agreement, dated August 11, 1994,
				among the Partnership, Dresdner Bank AG, New York Branch, and
				Chase

10.1.3(7)		Amendment No. 2 to Credit Agreement,  dated  April  7,  1995,
				between the Partnership and Dresdner Bank AG, New York Branch

10.1.4(7)		Amendment  No.  3  to  Credit  Agreement, dated July 1, 1997,
				between the Partnership and Dresdner Bank AG, New York Branch

10.1.5(1)		Loan  Agreement,  dated  as  of  May  1,  1994,  between  the
				Partnership,  Chase,  as   Agent,   and  other  Bridge  Banks
				identified therein

10.1.6(1)		Amended and Restated Loan Agreement, dated as of May 1, 1994,
				between the Funding Corporation and the Partnership

10.1.7(1)		Agreement of Consolidation, Modification and  Restatement  of
				Notes  ($227,000,000),  dated  as of May 1, 1994, between the
				Partnership  and  the   Funding  Corporation,  together  with
				Endorsement from the Funding Corporation dated May 9, 1994

10.1.8(1)		Agreement of Consolidation, Modification and  Restatement  of
				Notes  ($165,000,000),  dated  as of May 1, 1994, between the
				Partnership  and  the   Funding  Corporation,  together  with
				Endorsement from the Funding Corporation dated May 9, 1994

10.2			Power Purchase Agreements

10.2.1(1)		Power Purchase Agreement,  dated  as  of  December  7,  1987,
				between  JMC  Selkirk  and  Niagara  Mohawk Power Corporation
				("Niagara Mohawk")

10.2.2(1)		Amendment to Power Purchase  Agreement,  dated as of December
				14, 1989, between JMC Selkirk and Niagara Mohawk

10.2.3(1)		Second Amendment to Power Purchase  Agreement,  dated  as  of
				January, 25, 1990, between JMC Selkirk and Niagara Mohawk

10.2.4(1)		Third  Amendment  to  Power  Purchase  Agreement, dated as of
				October 23, 1992 between JMC Selkirk and Niagara Mohawk

10.2.5(4)		Fourth Amendment to  Power  Purchase  Agreement,  dated as of
				June 26, 1996 between the Partnership and Niagara Mohawk

10.2.6(1)		Agreement dated as of March 31, 1994, between the Partnership
				and Niagara Mohawk

10.2.7(6)		Letter Agreement dated as of  April  18,  1997,  between  the
				Partnership and Niagara Mohawk

10.2.8(1)		Termination of the Subordination Agreement and the Assignment
				of Contracts and Security Agreement, as amended, dated May 9,
				1994,  among  Niagara  Mohawk,  Chase,  as  Agent,  and   the
				Partnership

10.2.9(1)		License Agreement between the Partnership and Niagara Mohawk,
				dated as of October 23, 1992

10.2.10(1)		Power Purchase Agreement, dated as of April 14, 1989, between
				Con  Edison  Company of New York, Inc. ("Con Edison") and JMC
				Selkirk

10.2.11(1)		Rider to Power Purchase Agreement,  dated as of September 13,
				1989, between Con Edison and JMC Selkirk

10.2.12(1)		First Amendment to Power  Purchase  Agreement,  dated  as  of
				September 13, 1991, between Con Edison and JMC Selkirk

10.2.13(1)		Letter  Agreement  Regarding  Extending the Term of the Power
				Purchase Agreement, dated  as  of  May  28, 1992, between Con
				Edison and JMC Selkirk

10.2.14(1)		Second Amendment to Power Purchase  Agreement,  dated  as  of
				October 22, 1992, between Con Edison and JMC Selkirk

10.2.15(5)		Third  Amendment  to  Power  Purchase  Agreement, dated as of
				September 13, 1996, between Con Edison and the Partnership

10.2.16(1)		Letter Agreement  Regarding  Arbitration,  dated  October 22,
				1992, between Con Edison and JMC Selkirk

10.2.17(1)		Letter Agreement Regarding Sale of  Capacity  above  265  MW,
				dated  as  of  October  22,  1992, between Con Edison and JMC
				Selkirk

10.2.18(1)		Notice, Certificate and Waiver  of  Con Edison for assignment
				by Selkirk Cogen Partners, L.P. ("SCP II") to the Partnership
				pursuant to the merger, dated October 19, 1992

10.2.19(1)		Letter Agreement regarding Alternative Fuel Supply, dated  as
				of July 29, 1994, between Con Edison and the Partnership

10.3			Construction Agreements

10.3.1(1)		Engineering, Procurement and Construction Services Agreement,
				dated  as  of  October  21, 1992, between the Partnership and
				Bechtel  Construction  of   Nevada   and  Bechtel  Associates
				Professional Corporation (the "Contractor")

10.4			Steam Agreements

10.4.1(1)		Agreement for the Sale of Steam,  dated  as  of  October  21,
				1992,  between  the  Partnership and General Electric Company
				("General Electric")

10.4.2(1) 		Amendment to Steam  Sales  Agreement,  dated as of August 12,
		   		1993, between the Partnership and General Electric

10.4.3(1)		Amended and Restated  Operation  and  Maintenance  Agreement,
				dated  as  of  October  22, 1992, between the Partnership and
				General Electric

10.4.4(1)		Second Amendment to Steam  Sales Agreement, dated December 7,
				1994, between the Partnership and General Electric

10.4.5(2)		Third Amendment to Steam Sales Agreement, dated May 31, 1995,
				between the Partnership and General Electric

10.5			Fuel Supply Contracts

10.5.1(1)		Amended and Restated  Gas  Purchase  Contract,  dated  as  of
				September   26,   1992,   between  Paramount  Resources  Ltd.
				("Paramount") and the Partnership

10.5.2(1)		First Amendment  to  the  Amended  and  Restated Gas Purchase
				Contract, dated as of October 5, 1992, between Paramount  and
				the Partnership

10.5.3(1)		Letter  Agreement,  dated as of October 25, 1993, between the
				Partnership and Paramount

10.5.4(1)		Second Amendment to  the  Amended  and  Restated Gas Purchase
				Contract, dated as of December 1, 1993, between Paramount and
				the Partnership

10.5.5(1)		Indemnity Agreement, dated as of February 20,  1989,  by  the
				Partnership in favor of Paramount

10.5.6(1)		Letter  Agreement,  dated  as  of  June 11, 1990, between the
				Partnership and Paramount

10.5.7(1)		Indemnity Amending and  Supplemental  Agreement,  dated as of
				June 19, 1990, between the Partnership and Paramount

10.5.8(1)		Intercreditor  Agreement,  dated  as  of  October  21,  1992,
				between Paramount, the Partnership and Chase, as Agent

10.5.9(1)		Specific Assignment  of  Unit  1  TransCanada  Transportation
				Contract,  dated  as of December 20, 1991, by the Partnership
				to Paramount

10.5.10(1)		Amendment No. 1 to  Specific  Assignment, dated as of October
				21, 1992, between the Partnership and Paramount

10.5.11(1)		Amended and Restated Gas  Purchase  Agreement,  dated  as  of
				January  21,  1993,  between  the  Partnership and Atcor Ltd.
				("Atcor")

10.5.12(1)		Amended and  Restated  Gas  Purchase  Agreement,  dated as of
				October 22, 1992, between the Partnership, as  assignee,  and
				Imperial Oil Resources ("Imperial")

10.5.13(1)		Amended  and  Restated  Gas  Purchase  Agreement, dated as of
				October 22, 1992, between  the  Partnership, as assignee, and
				PanCanadian Pertroleum Limited ("PanCanadian")

10.5.14(1)		Back-up Fuel Supply Agreement, dated as  of  June  18,  1992,
				between Phibro Energy USA, Inc. ("Phibro") and SCP II

10.6			Fuel Transportation Agreements

10.6.1(1)		Gas  Transportation Contract for Firm Reserved Service, dated
				as of February  7,  1991,  between  Iroquois Gas Transmission
				System, L.P. ("Iroquois") and the Partnership

10.6.2(1)		Letter Agreement, dated June  30,  1993,  from  Iroquois  and
				acknowledged and accepted for the Partnership by JMC Selkirk

10.6.3(1)		Firm  Service Contract for Firm Transportation Service, dated
				as  of  September  6,  1991,  between  TransCanada  PipeLines
				Limited ("TransCanada") and the Partnership

10.6.4(1)		Amending Agreement, dated  as  of  May  28, 1993, between the
				Partnership and TransCanada

10.6.5(1)		Firm Natural Gas Transportation Agreement, dated as of  April
				18, 1991, between Tennessee Gas Pipeline and the Partnership

10.6.6(1)		Clarification  Letter  from  Tennessee, dated April 18, 1991,
				between the Partnership and Tennessee

10.6.7(1)		Supplemental  Agreement  (Unit  1),  dated  April  18,  1991,
				between the Partnership and Tennessee

10.6.8(1)		Operational Balancing  Agreement,  dated  as  of September 1,
				1993, between the Partnership and Tennessee

10.6.9(1)		Interruptible Transportation Agreement, dated as of September
				1, 1993, between the Partnership and Tennessee

10.6.10(1)		License Agreement for the Ten-Speed 2  System,  dated  as  of
				July 21, 1993, between the Partnership, Tennessee, Midwestern
				Gas  Transmission  Company  and  East  Tennessee  Natural Gas
				Company

10.6.11(1)		Firm Service Contract for  Firm Transportation Service, dated
				as of March 16, 1994, between the Partnership and TransCanada

10.6.12(1)		Letter Agreement, dated as of March  24,  1994,  between  the
				Partnership and TransCanada

10.6.13(1)		Gas  Transportation Contract for Firm Reserved Service, dated
				as of April 5, 1994, between the Partnership and Iroquois

10.6.14(1)		Letter Agreement, dated  as  of  March  31, 1994, between the
				Partnership and Iroquois

10.6.15(1)		Firm Natural Gas Transportation Agreement, dated as of  April
				11, 1994, between the Partnership and Tennessee

10.6.16(1)		Tennessee  Supplemental  Agreement  (Unit  2),  dated  as  of
				October 21, 1992, between Tennessee and the Partnership

10.6.17(1)		Letter  Agreement,  dated  September  22,  1993,  between the
				Partnership and Tennessee

10.6.18(2)		Consent  and  Agreement,  dated  May  15,  1995,  between the
				Partnership, Iroquois and the Trustee

10.7			Transmission and Interconnection Agreements

10.7.1(1)		Transmission Services Agreement, dated  as  of  December  13,
				1990, between Niagara Mohawk and SCP II

10.7.2(1)		Notice,  Certificate, Agreement, Waiver and Acknowledgment to
				Niagara Mohawk of Assignment of Transmission Agreement to the
				Partnership, dated as of October 23, 1992

10.7.3(1)		Interconnection Agreement (Unit 1),  dated  as of October 20,
				1992, between Niagara Mohawk and SCP II

10.7.4(1)		Interconnection Agreement (Unit 2), dated as of  October  20,
				1992, between Niagara Mohawk and SCP II

10.8			Administrative Services Agreements and Water Supply Agreement

10.8.1(1)		Project  Administrative  Services Agreement, dated as of June
				15,  1992,  between   JMCS   I   Management,  Inc.  ("JMCS  I
				Management") and the Partnership

10.8.2(1)		First Amendment to Project Administrative Services Agreement,
				dated as of October 23, 1992, between JMCS I  Management  and
				the Partnership

10.8.3(1)		Second   Amendment   to   Project   Administrative   Services
				Agreement, dated as of May 1, 1994, between JMCS I Management
				and the Partnership

10.8.4(1)		Water  Supply Agreement, dated as of May 6, 1992, between the
				Town of Bethlehem, New York and the Partnership

10.9			Real Estate Documents

10.9.1(1)		Second Amended  and  Restated  Lease  Agreement,  dated as of
				October  21,  1992,  between  the  Partnership  and   General
				Electric

10.9.2(1)		Amended  and  Restated  First Amendment to Second Amended and
				Restated Lease Agreement, dated as of April 30, 1994, between
				the Partnership and General Electric

10.9.3(1)		Unit 2 Grant of Easement, dated  as of October 21, 1992, made
				by General Electric in favor of  the  Partnership  (regarding
				Unit 2 Substation and Transmission Line)

10.9.4(1)		Declaration  of  Restrictive  Covenants  by General Electric,
				dated as of October  21, 1992 (regarding Wetlands Remediation
				Areas)

10.9.5(1)		Utilities Building Lease Agreement, dated as of  October  21,
				1992,   between   General  Electric,  as  Landlord,  and  the
				Partnership, as Tenant

10.9.6(1)		Easement Agreement, dated as of May 27, 1992, between Charles
				Waldenmaier and the Partnership, as assignee

10.9.7(1)		Facility Lease  Agreement,  dated  as  of  October  21, 1992,
				between  the  Partnership,  as  Landlord,  and  the  Town  of
				Bethlehem, New York Industrial Development Agency ("IDA"), as
				Tenant

10.9.8(1)		Amended  and  Restated  First  Amendment  to  Facility  Lease
				Agreement,   dated   as   of  April  30,  1994,  between  the
				Partnership and the IDA

10.9.9(1)		Sublease Agreement, dated as of October 21, 1992, between the
				Partnership, as Subtenant, and the IDA, as Sublandlord

10.9.10(1)		Amended and Restated  First  Amendment to Sublease Agreement,
				dated as of April 30, 1994, between the Partnership  and  the
				IDA


10.9.11(1)		Payment  in  Lieu of Taxes Agreement, dated as of October 21,
				1992, between the Partnership and the IDA

10.10			Security Documents


10.10.1(1)		Assignment of Agreements,  dated  as  of  May  1, 1994, among
				Yasuda Bank and Trust Company (U.S.A.)  ("Yasuda"),  Dresdner
				Bank AG, New York and Grand Cayman Branches ("Dresdner"), the
				Depositary  Agent,  the Collateral Agent, the Partnership and
				the Funding Corporation

10.10.2(1)		Depositary Agreement, dated  as  of  May  1,  1994, among the
				Funding Corporation, the Partnership, Bankers  Trust  Company
				as  collateral  agent  ("Collateral Agent") and Bankers Trust
				Company, as depositary agent (the "Depositary Agent")

10.10.3(1)		Equity Contribution Agreement, dated as of May 1, 1994, among
				the Partnership, Cogen  LP,  Cogen  GP,  Makowski Selkirk and
				Chase

10.10.4(1)		Cash Collateral Agreement, dated as of  May  1,  1994,  among
				Makowski Selkirk, the Partnership and Chase, as Agent

10.10.5(1)		Cash  Collateral  Agreement,  dated  as of May 1, 1994, among
				Cogen LP, the Partnership and Chase, as Agent

10.10.6(1)		Cash Collateral Agreement,  dated  as  of  May 1, 1994, among
				Cogen GP, the Partnership and Chase, as Agent

10.10.7(1)		Agreement of  Spreader,  Consolidation  and  Modification  of
				Leasehold   Mortgages,   Security   Agreements   and  Fixture
				Financing Statements,  (the  "First  Consolidated Mortgage"),
				dated  as  of  May  1,  1994,  in  the  principal  amount  of
				$227,000,000  among  the  Partnership,  the   IDA   and   the
				Collateral Agent

10.10.8(1)		Agreement  of  Spreader,  Consolidation  and  Modification of
				Leasehold   Mortgages,   Security   Agreements   and  Fixture
				Financing Statements,  dated  as  of  May  1,  1994,  in  the
				principal  amount  of $122,000,000 among the Partnership, the
				IDA and the Collateral Agent

10.10.9(1)		Agreement of Spreader and  Modification of Leasehold Mortgage
				(the "Restated Mortgage"), dated as of May 1,  1994,  in  the
				principal  amount  of  $43,000,000 among the Partnership, the
				IDA and the Collateral Agent

10.10.10(1)		Agreement of  Modification  and  Severance  of  Mortgage (the
				"Mortgage Splitter Agreement"), dated  as  of  May  1,  1994,
				among the Partnership, the IDA and the Collateral Agent

10.10.11(1)		Leasehold  Mortgage  (Substitute Mortgage No. 1), dated as of
				May 1, 1994, in the  principal  amount of $9,099,000 given by
				the Partnership and the IDA to the Collateral Agent

10.10.12(1)		Leasehold Mortgage (Substitute Mortgage No. 2), dated  as  of
				May  1, 1994, in the principal amount of $43,000,000 given by
				the Partnership and the IDA to the Collateral Agent

10.10.13(1)		Leasehold Mortgage (Substitute Mortgage  No.  1), dated as of
				May 1, 1994, in the principal sum of $16,601,000 given by the
				Partnership and the IDA to the Collateral Agent

10.10.14(1)		Leasehold Mortgage (Gap Mortgage  No.  2)  in  the  principal
				amount  of $42,199,000, dated as of May 1, 1994, given by the
				Partnership and the IDA to the Collateral Agent

10.10.15(1)		Leasehold Mortgage, Security  Agreement and Fixture Financing
				Statement (the "Chase Mortgage"), dated as of  May  1,  1994,
				given by the Partnership and the IDA to the Collateral Agent

10.10.16(1)		Amended  and  Restated  Security  Agreement and Assignment of
				Contracts (the "Security Agreement"), dated as of May 1,1994,
				made by the Partnership in favor of the Collateral Agent

10.10.17(1)		Pledge  and  Security   Agreement  (the  "Partnership  Pledge
				Agreement"), dated as of May 1, 1994, from the Partnership in
				favor of the Collateral Agent

10.10.18(1)		Security Agreement (the "Company Security Agreement"),  dated
				as of May 1, 194, from the Company in favor of the Collateral
				Agent

10.10.19(1)		Intercreditor  Agreement,  dated as of May 1, 1994, among the
				Trustee,  the  Credit  Bank,  the  Funding  Corporation,  the
				Partnership, the Collateral Agent and certain other parties

10.10.20(1)		Purchase Agreement and Transfer  Supplement,  dated as of May
				1,  1994,  among  Chase,  Dresdner,   Yasuda,   the   Funding
				Corporation and the Partnership

10.11			Other Material Project Contracts

10.11.1(1)		Purchase  Agreement,  dated April 29, 1994, among the Funding
				Corporation, the  Partnership,  CS  First Boston Corporation,
				Chase Securities, Inc. and Morgan Stanley & Co. Incorporated

10.11.2(1)		Capital Contribution Agreement, dated as of April  28,  1994,
				among  the  Partnership, JMC Selkirk, JMCS I Investors, Cogen
				Technologies GP and Cogen  Technologies LP (collectively, the
				"Partners")

10.11.3(1)		Equity Depositary Agreement, dated as of May 1,  1994,  among
				the Partnership, the Partners, Makowski Selkirk and Citibank,
				N.A. as Special Agent

10.11.4(8)		Master Restructuring Agreement,  dated  as  of  July 9, 1997,
				among  Niagara  Mohawk, the Partnership and other Independent
				Power Producers (defined therein)

16(3)			Letter  from former accountant (Ernst & Young, LLP), dated as
				of  February  13,  1995,   to  the  Securities  and  Exchange
				Commission regarding the Partnership's change  in  certifying
				accountant.

21(1)			Subsidiaries of the Funding Corporation and Partnership

27				Financial Data Schedule (for electronic filing purposes only)

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

(6) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1997 filed May 15, 1997.

(7) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997 filed August 14, 1997.

(8) Incorporated herein by reference to Exhibit Number 10.28 of the Current Report on Form 8-K of Niagara Moawk Power Corporation filed July 10, 1997.

                                 SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 	    SELKIRK COGEN PARTNERS, L.P.


Date: March 31, 1998	                 /s/    JMC SELKIRK, INC.
                                        --------------------------
 	                                            General Partner

Date: March 31, 1998	                 /s/    JOHN R. COOPER
                                        --------------------------
 	                                     Name:  John R. Cooper
                                         Title:	Senior Vice President and
		                                        and Chief Financial Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      Signature			    	  Title			   		       Date
	 -----------                 ------                       ------

/s/ JOSEPH P. KEARNEY		Chief Executive Officer,		March 31, 1998
---------------------		 President and Director
    Joseph P. Kearney

/s/	P. CHRISMAN IRIBE	    Executive Vice President		March 31, 1998
---------------------        and Director
    P. Chrisman Iribe

/s/ JOHN R. COOPER          Senior Vice President and       March 31, 1998
---------------------        Chief Financial Officer
    John R. Cooper

/s/ DAVID N. BASSETT		Treasurer						March 31, 1998
---------------------
    David N. Bassett

                                 SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 	    SELKIRK COGEN FUNDING
										 CORPORATION


Date: March 31, 1998	                 /s/    JOHN R. COOPER
                                        --------------------------
 	                                     Name:  John R. Cooper
                                         Title:	Senior Vice President and
		                                        and Chief Financial Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      Signature					   Title					    Date
	 ----------                   -------                      ------

/s/ JOSEPH P. KEARNEY		Chief Executive Officer,		March 31, 1998
---------------------		 President and Director
    Joseph P. Kearney

/s/	P. CHRISMAN IRIBE	    Executive Vice President		March 31, 1998
---------------------        and Director
    P. Chrisman Iribe

/s/ JOHN R. COOPER          Senior Vice President and       March 31, 1998
---------------------        Chief Financial Officer
    John R. Cooper

/s/ DAVID N. BASSETT		Treasurer						March 31, 1998
---------------------
    David N. Bassett