Form 10-Q
period 1998-03-31
SELKIRK COGEN PARTNERS LP; SELKIRK COGEN FUNDING CORP
filed 1998-05-15
CIK 929540, 929518

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
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 1998

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


	Indicate by check mark whether  the  Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for  such  shorter  period  that  the
Registrant  was  required  to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No
												   ---	 ---
	As of May 15, 1998, there were 10 shares of common stock of Selkirk Cogen
Funding Corporation, $1 par value outstanding.

-----------------------------------------------------------------------------

             This document consists of 20 pages of which this page is page 1.

                              TABLE OF CONTENTS




										                                Page
																		----
                       PART I.  FINANCIAL INFORMATION


Item 1.	Financial Statements (unaudited)

		Condensed Consolidated Balance Sheets as of March 31, 1998
		and December 31, 1997.........................................	   3

		Condensed Consolidated Statements of Operations for the three
		months ended March 31, 1998 and March 31, 1997................	   4

		Condensed Consolidated Statements of Cash Flows for the three
		months ended March 31, 1998 and March 31, 1997................	   5

		Notes to Condensed Consolidated Financial Statements..........	   6

Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations

		Results of Operations.........................................	   7


		Liquidity and Capital Resources...............................	   9


                         PART II.  OTHER INFORMATION


Item 6.		Exhibits and Reports on Form 8-K..........................	  18

SIGNATURES............................................................	  19

                        SELKIRK COGEN PARTNERS, L.P.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                                   (unaudited)
				   					     			March 31,   December 31,
						                        	  1998		    1997
												   ----------	------------
ASSETS

Current assets:
  Cash............................................ $    4,781     $    1,337
  Restricted funds................................	   17,431          6,509
  Accounts receivable.............................     15,608         17,764
  Due from affiliates.............................         14             14
  Fuel inventory and supplies.....................	    5,066          4,936
  Other current assets............................	      235	         338
  													---------	   ---------
    	Total current assets......................	   43,135         30,898

  Plant and equipment, net........................    318,371        321,537
  Long-term restricted funds......................     22,689         21,494
  Deferred financing charges, net.................     11,654         11,945
							  						---------	   ---------

				Total Assets		 	 	       $  395,849      $ 385,874
   													---------	   ---------
													---------	   ---------
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable................................ $     --- 	  $    1,663
  Accrued bond interest payable...................	    8,987 	         382
  Accrued expenses................................     11,752         14,665
  Due to affiliates...............................        476 	         498
  Current portion of long-term bonds..............      3,298 	       3,298
	  												---------	   ---------
	    Total current liabilities.................	   24,513         20,506

  Other long-term liabilities.....................	   13,942         11,695
  Long-term bonds, less current portion...........	  385,955        385,955

  General partners' capital.......................	     (274) 		    (311)
  Limited partners' capital.......................    (28,287)       (31,971)
	   												---------	   ---------
	    Total partners' capital...................    (28,561)       (32,282)
													---------	   ---------

				Total Liabilities and
					 Partners' Capital             $  395,849     $  385,874
													---------	   ---------
													---------	   ---------

See Notes to Condensed Consolidated Financial Statements.

                        SELKIRK COGEN PARTNERS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands)
                                 (unaudited)



							  					  For the Three Months Ended
												  --------------------------

					 			    			   	March 31,	   March 31,
													  1998	      	 1997
												   ----------	  ----------
Operating revenues:

    Electric and steam............................ $   39,418     $   42,521
	Gas resale....................................	    1,991 	       1,404
													---------	   ---------
	    Total operating revenues..................	   41,409         43,925
Cost of revenue...................................     28,108         31,291
													---------	   ---------
Gross Profit......................................	   13,301         12,634

Other operating expenses:
	Administrative services - affiliates..........	      587 		     609
	Other general and administrative expenses.....	      544 		     737
	Amortization of deferred financing charges....	      291 		     293
						     						---------	   ---------
		Total other operating expenses............	    1,422          1,639
													---------	   ---------

Operating income..................................	   11,879         10,995

Net interest expense..............................	    8,157          8,151
													---------	   ---------
Net income........................................ $    3,722     $    2,844
												    ---------	   ---------
													---------	   ---------

Allocated to:
	General partners.............................. $       37 	  $       29
	Limited partners..............................	    3,685 	       2,815
                                                    ---------	   ---------
		Total..................................... $    3,722 	  $    2,844
												    ---------	   ---------
													---------	   ---------

See Notes to Condensed Consolidated Financial Statements.

                        SELKIRK COGEN PARTNERS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)

												  For the Three Months Ended
												  --------------------------

					 			    			   	March 31,	   March 31,
													  1998	      	 1997
							                       ----------	  ----------

Net cash provided by operating activities......... $   15,561     $   14,282

Cash flows provided by (used in)
 investing activities:
	Plant and equipment additions.................      ---  	          34
	Restricted funds..............................    (12,117)		 (16,099)
												    ---------	   ---------

		Net cash used in investing activities.....	  (12,117)       (16,065)

Cash flows used in financing activities:
	Advances from a customer......................      ---	             (17)
								  					---------	   ---------

		Net cash used in financing activities.....	    ---            	 (17)

Net decrease in cash..............................      3,444		  (1,800)
Cash at beginning of period.......................      1,337          2,591
													---------	   ---------
Cash at end of period.............................  $   4,781 	  $      791
									 				---------	   ---------
													---------	   ---------

Supplemental disclosures of cash flow information:

	Cash paid for interest........................  $   ---       $       17
													---------	   ---------
													---------	   ---------

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

The condensed consolidated financial statements for the interim periods presented are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements. Certain reclassifications have been made to the Condensed Consolidated Statements of Operations for the three months ended March 31, 1997 to conform with the current period's basis of presentation.

These  condensed  consolidated  financial   statements   should  be  read  in
conjunction with the audited consolidated financial statements included in the Partnership's December 31, 1997 Annual Report on Form 10-K.

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  ------------------------------------------------------------------------

  RESULTS OF OPERATIONS
  ---------------------

Results of Operations

Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997

Net income for the quarter ended March 31, 1998 was approximately $3.7 million as compared to $2.8 million for the corresponding period in the prior year. The $0.9 million increase in net income is primarily due to a $0.6 million increase in gas resale revenues and a $0.2 million decrease in other general and administrative expenses.

Total revenues for the quarter ended March 31, 1998 were approximately $41.4 million as compared to $43.9 million for the corresponding period in the prior year.

Electric Revenues (dollars and kWh's in millions):
--------------------------------------------------

							    For the Three Months Ended
      				    March 31, 1998               March 31, 1997
			  ------------------------------- -------------------------------
			  Dollars kWh's Capacity Dispatch Dollars kWh's Capacity Dispatch
			  ------- ----- -------- -------- ------- -----	-------- --------
Niagara Mohawk    8.3 102.6   59.43%   64.44%	 10.0 161.1   90.31% 100.00%
Con Edison	     31.1 519.4   90.75%   93.94%    32.4 485.9	  84.88%  98.56%


Revenues from Niagara Mohawk Power Corporation ("Niagara Mohawk") for the quarter ended March 31, 1998 decreased approximately $1.7 million as compared to the corresponding period in the prior year. A decrease in delivered energy as evidenced by the decrease in the capacity factor from 90.31% to 59.43% was the primary contributor to the decrease in revenues. During the quarter ended March 31, 1998, Niagara Mohawk dispatched Unit 1 on-line during January and February and off-line during March. Energy delivered during the majority of January and the entire month of February was sold at full contract rates. Energy delivered during the first four days in January was sold under special dispatch arrangements which called for the pricing of delivered energy at variable rates less than full contract rates. Had the Partnership not entered into the special dispatch arrangements, the Unit would have otherwise been dispatched off-line. During the quarter ended March 31, 1997, Niagara Mohawk dispatched Unit 1 on-line and all of the energy delivered was sold under special dispatch arrangements which called for the pricing of delivered energy at variable rates less than full contract rates. Revenues for energy delivered pursuant to special dispatch arrangements with Niagara Mohawk for the quarter ended March 31, 1998 were approximately $0.2 million as compared to $4.8 million for the corresponding period in the prior year.

Revenues from Consolidated Edison Company of New York, Inc. ("Con Edison") for the quarter ended March 31, 1998 decreased approximately $1.3 million as compared to the corresponding period in the prior year. A decrease in contract energy rates resulting from lower index fuel prices was only partly offset by an increase in delivered energy (as evidenced by the increase in the capacity factor from 84.88% to 90.75%) and was the principal factor contributing to the decrease in revenues.

Pursuant to the Steam Sales Agreement, General Electric is charged a nominal amount which is the annual equivalent of 160,000 lbs/hr. During the quarter ended March 31, 1998, steam revenues were reduced to zero because the annual equivalent was not exceeded and an annual true-up of $0.2 million in favor of General Electric was recorded. During the quarter ended March 31, 1997 steam revenues were approximately $0.1 million, which includes an annual true-up of $0.9 million in favor of General Electric. The decrease in steam revenues during the quarter ended March 31, 1998 was primarily due to lower steam demand. During the quarter ended March 31, 1998 approximately 385.9 million pounds of steam were delivered as compared to approximately 506.3 million pounds for the corresponding period in the prior year.

Gas resale revenues for the quarter ended March 31, 1998 were approximately $2.0 million on sales of approximately 0.9 million MMBtu's as compared to $1.4 million on sales of approximately 0.5 million MMBtu's for the corresponding period in the prior year. The increase in gas resale revenues was primarily due to lower dispatch of Unit 1 offset by lower natural gas resale prices, which resulted in higher volumes of natural gas becoming available for resale at lower prices. The decrease in natural gas resale prices during the quarter ended March 31, 1998 generally resulted from more moderate temperatures in the Northeast region as compared to the colder temperatures, which caused an increase in the demand for natural gas during the corresponding period in the prior year. The Partnership enters into gas resales during periods when Units 1 and 2 are not operating at full capacity.

Cost of revenues for the quarter ended March 31, 1998 were approximately $28.1 million on purchases of 6.9 million MMBtu's as compared to $31.3 million on purchases of 6.9 million MMBtu's for the corresponding period in the prior year. The largest component of the decrease for the quarter ended March 31, 1998 was fuel costs, which decreased $3.2 million from the prior year. The decrease in the cost of fuel was primarily due to a decrease in contract firm fuel rates from lower index fuel prices and rate decreases under the firm transportation contracts. During the quarter ended March 31, 1998, firm fuel purchases from suppliers were comparable to the corresponding period in the prior year.

Total other operating expenses for the quarter ended March 31, 1998 was approximately $1.4 million as compared to $1.6 million for the corresponding period in the prior year. The decrease in other operating expenses is primarily due to a decrease in other general and administrative expenses.

Net interest expense for the quarter ended March 31, 1998 of approximately $8.2 million was comparable to the corresponding period in the prior year.


Liquidity and Capital Resources

Net cash flows provided by operating activities increased from approximately $14.3 million for the quarter ended March 31, 1997 to $15.6 million for the quarter ended March 31, 1998. The increase in net cash flows provided by operating activities is primarily due to the increase in net income and normally recurring changes in cash receipts and disbursements within the Partnership's operating asset and liability accounts during the quarter ended March 31, 1998.

Net cash flows used in investing activities for the quarter ended March 31, 1998 was approximately $12.1 million as compared to $16.1 million for the corresponding period in the prior year. Net cash flows used in investing activities primarily represent monies deposited into funds created pursuant to the Partnership's Depositary and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent (the "Funds"). Monies deposited into the Funds during the quarter ended March 31, 1998 primarily represent monies set aside for interest payments to Bondholders scheduled for June 26, 1998. Monies deposited into the Funds during the quarter ended March 31, 1997 primarily represent monies set aside for interest and principal payments to Bondholders scheduled for June 26, 1997.

There were no net cash flows associated with financing activities during the quarter ended March 31, 1998. Net cash flows used in financing activities for the quarter ended March 31, 1997 of $17,000 represent a payment to General Electric pursuant to the Steam Sales Agreement.


The Partnership has entered into a Master Restructuring Agreement (as amended on March 31, 1998, April 21, 1998, April 30, 1998 and May 7, 1998, the "MRA")
dated July 9, 1997 among Niagara Mohawk, the Partnership and certain other non-utility power generators selling electricity to Niagara Mohawk (the "Settling IPP's"). For a description of certain applicable provisions of the MRA and related transactions see "Unit 1 Restructuring" below. On May 7, 1998, the Partnership, together with other Settling IPP's, agreed with Niagara Mohawk that certain third party conditions to the obligations of the Settling IPP's under the MRA have been either satisfied or waived, excluding the receipt of certain regulatory approvals and, in the case of the Partnership, the satisfaction of certain standards and procedures under the Partnership's Trust Indenture for consummation of the transactions contemplated by the MRA. If the Partnership and Niagara Mohawk proceed to complete the transactions provided under the MRA, which completion remains subject to a number of significant contingencies, the existing Niagara Mohawk Power Purchase Agreement will be amended and restated to modify the basis on which the Partnership makes sales of the electrical capacity and output of Unit 1 (the "Amended and Restated Unit 1 Agreement"). Management of the Partnership believes that, based on those facts and circumstances currently known, and certain assumptions which management believes to be reasonable, proceeding with the Amended and Restated Unit 1 Agreement is not expected to have a material adverse impact on the Partnership's future operating results and cash flows from operations. Should this conclusion change for any reason prior to completion of the MRA transactions, the Partnership does not expect that it would be able to satisfy the standards set forth in its Trust Indenture and would, therefore, not be obligated to proceed further under the MRA. For the quarter ended March 31, 1998, capacity and energy sales to Niagara Mohawk accounted for approximately 20.0% of total project revenues.

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


Unit 1 Restructuring

In October 1995, Niagara Mohawk filed its "Power Choice" proposal with the New York State Public Service Commission ("NYPSC"). On October 12, 1995, Niagara Mohawk filed a Report on Form 8-K with the Securities and Exchange Commission explaining the Power Choice proposal (the "Power Choice Statement"). In the Power Choice Statement, Niagara Mohawk described a number of related proposals to restructure the utility's business, including the reorganization of its assets and the renegotiation of its contracts with generators which, like the Partnership, are not regulated as utilities ("non-utility generators"). The Power Choice Statement proposed several alternative ways to restructure agreements with non-utility generators, including the exercise by Niagara Mohawk of the power of eminent domain to take possession of the projects of non-utility generators with whom negotiations were unsuccessful. Following the filing of the Power Choice proposal with the NYPSC, the Partnership joined with other non-utility gen erators selling power to Niagara Mohawk to commence negotiations concerning a joint settlement that would result in the termination or restructuring of their respective power purchase agreements.

On July 9, 1997, Niagara Mohawk, the Partnership and the Settling IPP's representing, in the aggregate, twenty-nine power purchase agreements, entered into the MRA. On October 11, 1997, Niagara Mohawk filed its Power Choice settlement, which incorporates the terms of the MRA, with the NYPSC. On February 24, 1998, the NYPSC approved Niagara Mohawk's Power Choice settlement proposal, including the implementation of the MRA.

Master Restructuring Agreement. The MRA, if consummated, includes the following principal features: (i) Niagara Mohawk will pay to those Settling IPP's terminating their respective power purchase agreements (which does not include the Partnership) a combination of cash payments and shares of Niagara Mohawk Common Stock, (ii) certain of the power purchase agreements (including the existing Niagara Mohawk Power Purchase Agreement with the Partnership) will be amended and restated, such that the Settling IPP's rights on a going-forward basis will include the right to receive (or the obligation to pay) indexed electric rate swap payments and the right to "put" a defined quantity of electricity to Niagara Mohawk until a power exchange is established in Niagara Mohawk's service territory, and (iii) substantially all of the Settling IPP's (including the Partnership) will receive, as compensation for certain estimated costs identified in connection with the restructuring of their gas supply and transportation arrangements (the "gas mitigation costs"), cash payments derived from certain fixed price electric rate swap contracts to be entered into by Niagara Mohawk with one or more counterparties, or alternatively, directly from Niagara Mohawk. Implementation of the MRA is subject to a number of significant conditions, certain of which have not yet been satisfied, including without limitation the receipt of all regulatory approvals, the satisfaction of certain standards under the Partnership's Trust Indenture relating to the absence of material adverse changes or receiving any required approval of bondholders or other creditors, and the receipt by Niagara Mohawk of all necessary approvals from its board of directors and shareholders.

On May 7, 1998, pursuant to the MRA, the Partnership delivered to Niagara Mohawk written notice that, with certain exceptions, the conditions to the Partnership's obligations under the MRA which involve the consent of third parties (other than regulatory approvals) and the modification of existing contractual arrangements with third parties had been either satisfied or were being waived by the Partnership. The specified exceptions, satisfaction of which continue to be conditions to the Partnership's obligation to undertake the transactions contemplated by the MRA, include (i) receipt of the approval of the Partnership's bondholders to the Unit 1 restructuring or a determination by the Partnership that it will undertake the Unit 1 restructuring without a vote of its bondholders as permitted by the Partnership's Trust Indenture (the "Indenture Approval") and (ii) upon the request of the Partnership, mutually satisfactory renegotiation of certain provisions of the proposed Amended and Restated Unit 1 Agreement to be entered into by Niagara Mohawk and the Partnership relating to the dependable maximum net capability ("DMNC") of Unit 1 (described below). Should Niagara Mohawk and the Partnership satisfy all of the conditions to effectuating the transactions contemplated by the MRA with respect to the Partnership, Niagara Mohawk may nevertheless terminate the MRA if Niagara Mohawk determines that, as a result of the failure to satisfy the conditions of the MRA by other independent power producers, the benefits anticipated to be received by Niagara Mohawk pursuant to the MRA have been materially and adversely affected. Further, final implementation of the MRA is conditioned upon Niagara Mohawk's successful completion of financing required to fund certain of its payment obligations under agreements to implement the MRA. Although the MRA establishes June 30, 1998 as the closing date for the transactions with the other Settling IPP's (the "IPP Closing"), pursuant to an amendment to the MRA, the Partnership may extend the time for securing the Indenture Approval and closing the MRA transactions as to the Partnership (the "Selkirk Closing" ) until August 31, 1998. If the Partnership has not obtained the Indenture Approval by such date, the MRA will terminate as to the Partnership.

Unless the MRA has been terminated as to the Partnership on or before the IPP Closing, on such date the Partnership will be obligated to fund certain payments related to the agreed allocation among the Settling IPP's of certain costs and benefits under the MRA and the allocated gas mitigation costs. Currently, the Partnership estimates that these payments will total $2.2 million. If the MRA is subsequently terminated as to the Partnership, Niagara Mohawk is contractually obligated to reimburse the Partnership for this amount within two business days of such termination. If the Selkirk Closing is consummated, the Partnership will be entitled to receive, as its net share of the agreed allocation among IPP's for certain adjustments and gas mitigation costs, a cash payment currently estimated to total $10.4 million (representing net receipts to the Partnership of approximately $8.2 million).

Amended and Restated Unit 1 Agreement. Following the execution and delivery of the MRA, the Partnership and Niagara Mohawk commenced negotiation of the Amended and Restated Unit 1 Agreement. In accordance with the terms of the MRA, the format for the negotiated Amended and Restated Unit 1 Agreement consists of an indexed electric rate ISDA swap contract (the "Swap Contract") and a power put agreement (the "Put Contract") which are intended collectively to amend and restate the existing Unit 1 Power Purchase Agreement with Niagara Mohawk. The Partnership and Niagara Mohawk have reached definitive agreement on the detailed terms of the Swap Contract and the Put Contract, but the effectiveness of these agreements is subject to the closing of the MRA transactions as to the Partnership. The following discussion is intended to present only the broad outlines of the principal terms included in the current version of the Amended and Restated Unit 1 Agreement.

The Swap Contract portion of the Amended and Restated Unit 1 Agreement involves only cash payment obligations and does not require the physical production or delivery of Unit 1 electrical capacity or output. During the ten-year term of the Swap Contract, one party will be required to pay to the other party, on a monthly basis, the difference between the Fixed Payments and the Floating Payments (each defined below) for such month. If the Fixed Payments exceed the Floating Payments, Niagara Mohawk will pay the difference to the Partnership. If the Floating Payments exceed the Fixed Payments, the Partnership will pay the difference to Niagara Mohawk. These payment obligations are determined solely on the basis of the factors referenced below and will not be affected by whether Unit 1 is operated.

The Fixed Payment and the Floating Payment are each calculated on the basis of a notional contract quantity, expressed in megawatts ("MW"), which is established at 37 MW in the first contract year, escalating in annual increments to 55 MW in the tenth contract year. The "Fixed Payment" is determined by multiplying the applicable monthly contract quantity by an indexed contract price (the "Contract Price"). The Contract Price is fixed for the first contract year and the second contract year and thereafter is determined by the application of a formula which takes into account a specified heat rate, changes in a consumer price index and a gas pricing component based on the Canadian spot gas price at Empress, Alberta (the "Empress spot price"). The Contract Price has been designed to reflect generally the Partnership's principal cost components for Unit 1 operations. The Fixed Payment is subject to downward adjustment if at any time during the term of the Swap Contract the tested DMNC of Unit 1 falls below the notional contract quantity (the "DMNC Adjustment").

The "Floating Payment" is determined by multiplying the applicable monthly contract quantity by a market price that will initially equal Niagara Mohawk's short term avoided energy and capacity costs as stated in its tariff for power purchases from "qualifying facilities" within the meaning of the Public Utility Regulatory Policies Act of 1978, as amended (the "Proxy-Market Price"). At such time as an independent system operator and power exchange within New York ("ISO/power exchange") is established and fully functioning, the market price used in determining the Floating Payment will equal the day ahead locational based market price published by the ISO/power exchange (the "Market Price"), unless the parties agree to continue to use the Proxy-Market Price. The Floating Payment, like the Fixed Payment, is subject to the DMNC Adjustment. After the establishment of the ISO/power exchange, and only if a separate market for capacity is established by ISO/power exchange capacity auctions, the Floating Payment is subject to increase by an amount equal to the market price paid to sellers of electrical capacity at the Partnership's delivery point (the "Market Capacity Price"), multiplied by the weighted average capacity associated with the notional contract quantity.

The Put Contract portion of the Amended and Restated Unit 1 Agreement, like the Swap Contract, has a term of ten years. The central feature of the Put Contract, however, which is the ability of the Partnership to require Niagara Mohawk to purchase energy, terminates at the time the ISO/power exchange is established and fully functioning. Upon prior notice to Niagara Mohawk, the Partnership may put energy and associated capacity to Niagara Mohawk for periods ranging from one hour to one month, up to 105% of the then applicable monthly contract quantity (which parallels the Swap Contract). The energy and capacity put to Niagara Mohawk under the Put Contract may be produced by Unit 1, Unit 2 or any other source. The price to be paid by Niagara Mohawk for energy and associated capacity purchased by it upon the exercise of the Partnership's put option will be the Proxy-Market Price or the Market Price, and, if applicable, the Market Capacity Price.

If the Partnership elects not to exercise its option to put energy and associated capacity to Niagara Mohawk, it may sell such energy and capacity to third parties, but only if the Partnership first offers Niagara Mohawk the opportunity to purchase such energy and capacity at the Proxy-Market Price or the Market Price, and, if applicable, the Market Capacity Price, and Niagara Mohawk declines. The Partnership has the right to sell energy and associated capacity of Unit 1 in excess of the applicable monthly contract quantity to third parties without giving Niagara Mohawk a right of first refusal.

If and when the Swap Contract and Put Contract go into effect, Niagara Mohawk will cease to have the right to direct dispatch of Unit 1, and the Partnership's decision as to whether, and at what capacity, to run Unit 1 will be largely based on market conditions then in effect. The market and pricing risks associated with such operation during the first ten years, however, will be mitigated by the payment obligations of Niagara Mohawk under the Swap Contract. The Partnership's existing Unit 1 interconnection agreement with Niagara Mohawk will remain in force and effect following the Unit 1 restructuring, as will the existing Unit 2 interconnection and transmission agreements with Niagara Mohawk.

Unit 1 Gas Supply and Transportation. Following the execution of the MRA, the Partnership commenced negotiations with its Unit 1 gas supplier, Paramount Resources Ltd. ("Paramount"), to effect certain modifications to the existing Unit 1 Gas Purchase Contract with Paramount necessary to align the principal terms of the Unit 1 gas supply with the proposed Amended and Restated Unit 1 Agreement. On May 6, 1998, the Partnership and Paramount executed a Second Amended and Restated Gas Purchase Contract (the "Amended Paramount Contract"), which will take effect on the later to occur of the date Paramount and the Partnership obtain any necessary regulatory approvals for the amendment and the date of the Selkirk Closing, when the Unit 1 restructuring under the MRA is consummated.

Under the Amended Paramount Contract, the following key volume, price and dedicated reserve terms (among others) would be modified as follows: (i) the maximum daily quantity of natural gas which the Partnership is entitled to purchase would be reduced from 23,000 Mcf to 16,400 Mcf; (ii) the commodity charge component of the contract price would cease to be a base price escalated with Niagara Mohawk's fossil fuel index but would instead reflect the current Empress spot price (the same indexed price as is used to determine the Contract Price under the Swap Contract portion of the Amended and Restated Unit 1 Agreement); (iii) the gas price renegotiation/arbitration provisions in the existing Paramount Contract would be eliminated; (iv) Paramount would have increased flexibility to manage the reserves dedicated to the Amended Paramount Contract so long as Paramount is meeting its delivery obligations for the volumes nominated by the Partnership; and (v) on any day on which Paramount fails to meet its delivery obligations for
Partnership nominations, Paramount would be obligated to make its transportation on NOVA Corporation of Alberta available to the Partnership to the extent of the shortfall.

The Partnership has also agreed with Paramount that, in conjunction with the effectiveness of the Amended Paramount Contract, the Partnership will permanently assign to Paramount or its nominee 6,000 Mcf of the Partnership's daily transportation capacity rights under the Partnership's firm gas transportation contract for Unit 1 with TransCanada Pipelines Limited.

Indenture Approval. The Partnership's Trust Indenture, dated May 1, 1994, establishes certain standards which must be satisfied and procedures which must be completed in order for the Partnership to modify its existing project agreements in connection with the proposed Unit 1 restructuring. These standards and procedures include without limitation certain findings with respect to the absence of a "Material Adverse Change", which must be confirmed in writing by the "Independent Engineer" and the "Gas Consultant", in each case as such terms are defined in the Trust Indenture.

Management of the Partnership has evaluated the proposed Unit 1 restructuring and determined that, based on currently known facts and circumstances, and certain assumptions which it believes to be reasonable, consummation of the Unit 1 restructuring is in the best interests of the Partnership and could not reasonably be expected to result in a Material Adverse Change (as defined in the Trust Indenture). Currently, management is engaged in consultations with the Independent Engineer, the Gas Consultant and other advisors for the purpose of confirming its determinations and carrying out the approval and certification procedures required by the Trust Indenture for effecting the necessary project agreement modifications. In the event that at any time prior to the Selkirk Closing the Partnership should alter its determination of the absence of Material Adverse Change for any reason, it would not expect to consummate the Unit 1 restructuring. In the event that the Partnership were to be unable to satisfy the standards and complete the procedures for amending project agreements without bondholder consent which are contained in the Trust Indenture, the Partnership could determine to seek bondholders' consent to the adoption of a supplemental indenture authorizing the Unit 1 restructuring.

At this time the Partnership is unable to predict whether it will be successful in obtaining the required Indenture Approval within the time limits established under the MRA. Further, the Partnership expresses no opinion with respect to the likelihood that all of the other conditions to implementation of the MRA will be met, nor with respect to the viability of Niagara Mohawk's proposed alternatives should the implementation of the MRA not be completed. Such proposed alternatives include Niagara Mohawk's proposal in the context of the Power Choice Statement to take possession of independent power projects through the power of eminent domain and to thereafter sell such projects or Niagara Mohawk's position that it has not ruled out the ultimate possibility of a filing for restructuring under Chapter 11 of the U.S. Bankruptcy Code as set forth in the Power Choice Statement. Nevertheless, in the absence of agreement on a definitive restructured power purchase agreement, the Partnership continues to believe that the existing Niagara Mohawk Power Purchase Agreement is a valid and binding contract with Niagara Mohawk.

Previously, Standard & Poor's placed the Bonds on creditwatch "with negative implications," based in part on its analysis of the public reports filed by Niagara Mohawk and the Partnership, respectively, and its belief that the restructuring has the potential to erode cash flow coverage derived from long-term contracts supporting the Bonds. To date Standard & Poor's has not changed its outlook on the Bonds. Additionally, as of the date of this report, Moody's Investors Service has not changed its rating or its previous "negative outlook" on the Bonds based on the developments with Niagara Mohawk.


Year 2000

Management of the Partnership is conducting a review of its computer systems to identify the systems that could be affected by the new millennium. The year 2000 may pose problems in software applications because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may recognize the year 2000 as 1900 or not at all. This potential inability to recognize or properly treat the year 2000 may cause systems to process financial or operational information incorrectly. Management has not yet determined which, if any, systems may be affected and, if affected, the extent of any potential disruption in operations and the resulting potential impact on the Partnership's ability to generate and deliver electricity or steam. Management has begun to develop and, if required, implement a plan to remedy any potential problems prior to the year 2000. Management expects to finalize this plan, if required, and estimate any potential expenses to i mplement such plan, in 1998. Management has not yet assessed expenses related to year 2000 compliance or the potential impacts of this matter.

                         PART II.		OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A)	Exhibits

	Exhibit No.	          Description					         Page No.
	-----------	          -----------					         --------
		27				  Financial Data Schedule
						  (For electronic filing purposes only)



(B)	Reports on Form 8-K

	Not Applicable.

Omitted from this Part II are items which are not applicable or to which the answer is negative for the periods covered.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         			    SELKIRK COGEN PARTNERS, L.P.

Date:  May 15, 1998			            /s/   JMC SELKIRK, INC.
                                        --------------------------
 	                                    Name: General Partner

Date:  May 15, 1998			            /s/  JOHN R. COOPER
                                        --------------------------
 	                                    Name:	John R. Cooper
                                  		Title:	Senior Vice President and
		                                     	and Chief Financial Officer

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         			    SELKIRK COGEN FUNDING
						                 CORPORATION

Date:  May 15, 1998			            /s/  JOHN R. COOPER
                                        --------------------------
 	                                    Name:	John R. Cooper
                                  		Title:	Senior Vice President and
		                                     	and Chief Financial Officer