Form 10-Q
period 1998-06-30
SELKIRK COGEN PARTNERS LP; SELKIRK COGEN FUNDING CORP
filed 1998-08-14
CIK 929540, 929518

CONFORMED COPY
                                                               --------------
-----------------------------------------------------------------------------



                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

            [X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1998

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


	Indicate by check mark whether  the  Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for  such  shorter  period  that  the
Registrant  was  required  to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No
												   ---	 ---
	As of August 13, 1998, there  were  10  shares of common stock of Selkirk
Cogen Funding Corporation, $1 par value outstanding.

-----------------------------------------------------------------------------

             This document consists of 24 pages of which this page is page 1.

                              TABLE OF CONTENTS




										                                                       Page
						                												                               ----
                       PART I.  FINANCIAL INFORMATION


Item 1.	Financial Statements (unaudited)

		Condensed Consolidated Balance Sheets as of June 30, 1998
		and December 31, 1997.........................................	   3

		Condensed Consolidated Statements of Operations for the three
		and six months ended June 30, 1998 and June 30, 1997..........	   4

		Condensed Consolidated Statements of Cash Flows for the three
		and six months ended June 30, 1998 and June 30, 1997.........	   5

		Notes to Condensed Consolidated Financial Statements..........	   6

Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations

		Results of Operations.........................................	   8


		Liquidity and Capital Resources...............................	  10


                         PART II.  OTHER INFORMATION


Item 6.		Exhibits and Reports on Form 8-K........................      22

SIGNATURES..........................................................	  23

                        SELKIRK COGEN PARTNERS, L.P.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)

											      (unaudited)
                               			     	  	June 30,    December 31,
						                              1998		     1997
		                                           ----------	 -----------
ASSETS
------
Current assets:
  Cash............................................ $    1,366     $    1,337
  Restricted funds................................	   10,551          6,509
  Accounts receivable.............................     17,133         17,764
  Due from affiliates.............................         59             14
  Fuel inventory and supplies.....................	    5,092          4,936
  Other current assets............................	      711	         338
  				                   					---------	   ---------
    	Total current assets......................     34,912         30,898

  Plant and equipment, net........................    315,219        321,537
  Long-term restricted funds......................     24,491         21,494
  Deferred financing charges, net.................     11,362         11,945
                                       				---------	   ---------

				Total Asset                        $  385,984     $  385,874
              			                           	---------	   ---------
   			                                      	---------	   ---------
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current liabilities:
  Accounts payable................................ $      126 	  $    1,663
  Accrued bond interest payable...................	      381 	         382
  Accrued expenses................................     11,010         14,665
  Due to affiliates...............................      1,405  	         498
  Current portion of long-term bonds..............      3,440 	       3,298
	  					                           	---------	   ---------
	    Total current liabilities................. 	   16,362         20,506

  Other long-term liabilities.....................	   14,785         11,695
  Long-term bonds, less current portion........... 	  383,932        385,955

  General partners' capital.......................	     (279) 		    (311)
  Limited partners' capital.......................	  (28,816)       (31,971)
	   				           					    ---------	   ---------
	    Total partners' capital...................    (29,095)       (32,282)
				                                   	---------	   ---------

				Total Liabilities and
					 Partners' Capital             $  385,984     $  385,874
                                    			    --------- 	   ---------
								                     ---------	   ---------

See Notes to Condensed Consolidated Financial Statements.

                        SELKIRK COGEN PARTNERS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands)
                                 (unaudited)


                   		             For the                  For the
                                Three Months Ended	      Six Months Ended
                              ---------------------	    --------------------

                               June 30,    June 30,	    June 30,   June 30,
                   		        1998         1997	     1998       1997
               	              ---------   ---------	   ---------   ---------
Operating revenues:

 Electric and steam.........  $  37,930      35,533     $ 77,348   $  78,054
 Gas resale.................      3,187       5,317		   5,178       6,721
               			      ---------   ---------	   ---------   ---------
    Total operating
      revenues..............	 41,117      40,850 	  82,526	  84,775
Cost of revenue.............     28,770      29,124		  56,878	  60,415
		                 	  ---------   ---------	   ---------   ---------
Gross Profit................     12,347      11,726 	  25,648	  24,360

Other operating expenses:
 Administrative services -
   affiliates...............	    734         729        1,321       1,338
 Other general and
   administrative expenses..	    552      	672        1,096       1,409
 Amortization of deferred
   financing charges........	    292         293      	 583         586
                    		  ---------   ---------	   ---------   ---------
	Total other operating
	  expenses..............      1,578       1,694        3,000       3,333
		                     ---------   ---------	   ---------   ---------

Operating income............     10,769      10,032 	  22,648      21,027

Net interest expense........      7,977       8,046       16,134      16,197
               				  ---------   ---------	   ---------   ---------
Net income..................  $   2,792   $   1,986	   $   6,514   $   4,830
                              ---------   ---------	   ---------   ---------
                      		  ---------   ---------	   ---------   ---------


Allocated to:
  General partners..........  $      28	  $      20    $      65   $     49
  Limited partners..........	  2,764 	  1,966        6,449      4,781
                              ---------   ---------	   ---------   --------
	Total...................  $   2,792   $   1,986    $   6,514   $  4,830
                              ---------   ---------    ---------   --------
                              ---------   ---------	   ---------   --------

See Notes to Condensed Consolidated Financial Statements.

                        SELKIRK COGEN PARTNERS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)


                                     For the                  For the
                                Three Months Ended	      Six Months Ended
                              ---------------------	    --------------------

                               June 30,    June 30,	    June 30,   June 30,
                      		     1998         1997		  1998       1997
               	              ---------   ---------	   ---------   ---------

Net cash provided by (used in)
 operating activities.......  $  (3,271)   $   (261)   $  12,290   $  14,021

Cash flows provided by
 (used in) investing
  activities:
   Plant and equipment
    additions...............        (14)        ---          (14)	      34
   Restricted funds.........      5,078		   16,507     (7,039)	     408
                             ---------   ---------	   ---------   ---------

	Net cash provided by (used)
	  investing activities..       5,064      16,507	  (7,053)      	 442

Cash flows provided by
 (used in) financing
  activities:
   Cash distributions.......     (3,327)    (14,920)	  (3,327)    (14,920)
   Payments of principal on
    long-term debt..........     (1,881)	 (1,061)      (1,881)	  (1,061)
   Advances from a
    customer................        ---     	---          ---	     (17)
                               ---------   ---------	---------   ---------
    Net cash used in
      financing activities..     (5,208)    (15,981)	  (5,208)    (15,998)

Net increase (decrease)
 in cash....................      (3,415)        265           29     (1,535)
Cash at beginning
 of period..................       4,781 	     791	    1,337	   2,591
							  ---------   ---------	    ---------  ---------
Cash at end of period.......  $   1,366   $   1,056     $   1,366   $  1,056
                              ---------   ---------	    ---------  ---------
                      		  ---------   ---------	    ---------  ---------

Supplemental disclosures of
 cash flow information:

  Cash paid for interest....  $  17,210  $  17,303   $  17,210  $  17,320
                              ---------   ---------   ---------   ---------
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

The condensed consolidated financial statements for the interim periods presented are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements. Certain reclassifications have been made to the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1997 to conform with the current period's basis of presentation.

These   condensed   consolidated  financial  statements  should  be  read  in
conjunction with the audited consolidated financial statements included in the Partnership's December 31, 1997 Annual Report on Form 10-K.


Note 2. New accounting pronouncements

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs ("start-up costs"). It requires start-up costs to be expensed as incurred and previously capitalized start-up costs to be expensed as of the date of adoption. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Management has not yet quantified the impact of adopting SOP 98-5.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivatives fair value must be recognized in the income statement as a gain or loss unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning after June 15, 1999. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). Management has not yet quantified the impact of adopting Statement 133 on the Partnership's financial statements and has not yet determine d the timing of or method of its adoption of Statement 133.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL 	CONDITION AND
		 -------------------------------------------------------------------
		 RESULTS OF OPERATIONS
		 ---------------------

Results of Operations

Three and Six Months Ended June 30, 1998 Compared to the Three and Six Months Ended June 30, 1997

Net income for the quarter ended June 30, 1998 was approximately $2.8 million as compared to $2.0 million for the corresponding period in the prior year. Net income for the six months ended June 30, 1998 was approximately $6.5 million compared to $4.8 million for the corresponding period in the prior year. The increase in net income for the quarter ended June 30, 1998 is primarily due to an increase in delivered energy to Niagara Mohawk and Con Edison. The increase in net income for the six months ended June 30, 1998 is primarily due to an increase in delivered energy to Con Edison and lower fuel costs.

Total revenues for the quarter and six months ended June 30, 1998 were approximately $41.1 million and $82.5 million as compared to $40.9 million and $84.8 million for the corresponding periods in the prior year.

Electric Revenues (dollars and kWh's in millions):
-------------------------------------------------

								 For the Three Months Ended
                      June 30, 1998                  June 30, 1997
			  ------------------------------- -------------------------------
	          Dollars kWh's Capacity Dispatch Dollars kWh's Capacity Dispatch
			  ------- ----- -------- -------- ------- ----- -------- --------
Niagara Mohawk   6.9    58.6  33.23%   39.10%     6.2  27.5   15.74%   18.32%
Con Edison      31.0   504.8  87.22%   94.78%    29.3 418.8   72.33%   81.91%


                                 For the Six Months Ended
                      June 30, 1998                  June 30, 1997
			  ------------------------------- -------------------------------
	          Dollars kWh's Capacity Dispatch Dollars kWh's Capacity Dispatch
			  ------- ------ ------- -------- ------- ----- -------- --------
Niagara Mohawk   15.2   161.2 46.19%   51.70%    16.2 188.5   53.43%   58.93%
Con Edison       62.1 1,024.2 88.97%   94.36%    61.7 904.6   78.57%   90.19%



Revenues from Niagara Mohawk Power Corporation ("Niagara Mohawk") increased approximately $0.7 million and decreased approximately $1.0 million for the quarter and six months ended June 30, 1998 as compared to the corresponding periods in the prior year.

The increase in delivered energy for the quarter ended June 30, 1998 as evidenced by the increase in the capacity factor from 15.74% to 33.23% and the decrease in delivered energy for the six months ended June 30, 1998 as evidenced by the decrease in the capacity factor from 53.43% to 46.19% was the primary contributor to the changes in revenues from Niagara Mohawk. During the six months ended June 30, 1998, Niagara Mohawk dispatched Unit 1 on-line during January, February, May and June and off-line during March and April. Energy delivered during the majority of January and the entire month of February was sold at full contract rates. Energy delivered during the first four days of January and the entire months of May and June were sold under special dispatch arrangements which called for the pricing of delivered energy at variable rates less than full contract rates. Had the Partnership not entered into special dispatch arrangements, the Unit would have otherwise been dispatched off-line. During the six months ended June 30, 1997, Niagara Mohawk dispatched Unit 1 on-line during January, February, March and June and off-line during April and May. Energy delivered during the month of June was sold at full contract rates. Energy delivered during January, February and March were sold under special dispatch arrangements which called for the pricing of delivered energy at variable rates less than full contract rates. Revenues for energy pursuant to special dispatch arrangements with Niagara Mohawk for the quarter and six months ended June 30, 1998 were approximately $1.2 million and $1.4 million as compared to $0 and $4.8 million for the corresponding periods in the prior year.

Revenues from Consolidated Edison Company of New York, Inc. ("Con Edison") for the quarter and six months ended June 30, 1998 increased approximately $1.7 million and $0.4 million, respectively compared to the corresponding periods in the prior year. The increase in delivered energy for the quarter and six months ended June 30, 1998 as evidenced by the increase in capacity factor from 72.33% to 87.22% and 78.57% to 88.97%, respectively, was the primary contributor to the increase in revenues from Con Edison.

There were no steam revenues for the quarter ended June 30, 1998. Steam revenues for the six months ended June 30, 1998 of $242.0 thousand were reduced by a reserve for the same amount to reflect the anticipated annual true-up so that General Electric would be charged a nominal amount which is the annual equivalent of 160,000lbs/hr. Steam revenues for the quarter ended June 30, 1997 were approximately $80.1 thousand. Steam revenues for the six months ended June 30, 1997 of $1,053.4 thousand were reduced by a reserve of $881.0 thousand to reflect the anticipated annual true-up. Delivered steam for the quarter and six months ended June 30, 1998 was 297.6 million pounds and 683.5 million pounds as compared to 322.3 million pounds and 828.7 million pounds for the corresponding periods in the prior year.

Gas resale revenues for the quarter ended June 30, 1998 were approximately $3.2 million on sales of 1.3 million MMBtu's as compared to $5.3 million on sales of 2.3 million MMBtu's for the corresponding period in the prior year. Gas resale revenues for the six months ended June 30, 1998 were approximately $5.2 million on 2.2 million MMBtu's as compared to approximately $6.7 million on sales of 2.8 million MMBtu's for the corresponding period in the prior year. The $2.1 million decrease in gas resale revenues during the quarter ended June 30, 1998 was primarily due to higher dispatch of Units 1 and 2, which resulted in lower volumes of natural gas becoming available for resale. The $1.5 million decrease in gas resale revenues during the six months ended June 30, 1998 was primarily due to lower natural gas resale prices and higher dispatch of Unit 2, which resulted in lower volumes of natural gas becoming available for resale at lower prices. The decrease in natural gas resale prices during the six months ended June 30, 1998 generally resulted from more moderate temperatures in the Northeast region as compared to the colder temperatures, which resulted in higher demand for natural gas, during the corresponding period in the prior year. The Partnership enters into gas resales during periods when Units 1 and 2 are not operating at full capacity.

Cost of revenues for the quarter and six months ended June 30, 1998 were approximately $28.8 million and $56.9 million on purchases of 7.1 million MMBtu's and 14.1 million MMBtu's as compared to approximately $29.1 million and $ 60.4 million on purchases of 7.1 million MMBtu's and 14.0 million MMBtu's for the corresponding periods in the prior year. The largest component of the decrease for the quarter and six months ended June 30, 1998 was fuel costs, which decreased $0.5 million and $3.7 million from the corresponding period in the prior year. The decrease in the cost of fuel was primarily due to a decrease in contract firm fuel rates from lower index fuel prices. During the quarter and six months ended June 30, 1998, firm fuel purchases from suppliers were comparable to the corresponding period in the prior year.

Total other operating expenses for the quarter and six months ended June 30, 1998 were approximately $1.6 million and $3.0 million as compared to approximately $1.7 million and $3.3 million for the corresponding periods in the prior year. The decrease in other operating expenses is primarily due to a decrease in consulting and legal fees.

Net interest expense for the quarter  and  six  months ended June 30, 1998 of
approximately  $8.0  million  and  $16.1  million  are  comparable   to   the
corresponding periods in the prior year.


Liquidity and Capital Resources

Net cash flows used in operating activities for the quarter ended June 30, 1998 was approximately $3.3 million as compared to $0.3 million for the corresponding period in the prior year. Net cash flows provided by operating activities for the six months ended June 30, 1998 was approximately $12.3 million as compared to $14.0 million for the corresponding period in the prior year. The increase in net cash flows used in operating activities and decrease in net cash flows provided by operating activities for the quarter and six months ended June 30, 1998, respectively, is primarily due to a decrease in net operating cashflows resulting from normally recurring changes in cash receipts and disbursements within the Partnership's operating asset and liability accounts and the $2.2 million payment made in conjunction with the MRA (see MRA discussion below) offset by the increase in net income during the quarter and six months ended June 30, 1998.

Net cash flows provided by (used in) investing activities for the quarter and six months ended June 30, 1998 were approximately $5.1 million and ($7.1 million) as compared to approximately $16.5 million and $0.4 million for the corresponding periods in the prior year. Net cash flows provided by (used
in) investing activities represent monies withdrawn from or deposited into funds created pursuant to the Partnership's Depositary and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent (the "Funds"). Net cash flows provided by investing activities for the quarter ended June 30, 1998 primarily represent monies withdrawn from the Interest Fund for payment to the Bondholders offset by monies deposited into the Major Maintenance Reserve Fund, Debt Service Reserve Fund and Partnership Distribution Fund. Net cash flows used in investing activities for the six months ended June 30, 1998 primarily represent monies deposited into the Major Maintenance Reserve Fund, Debt Service Reserve Fund and Partnership Distribution Fund.

Net cash flows used in financing activities decreased from approximately $16.0 million for the quarter and six months ended June 30, 1997 to approximately $5.2 million for the quarter and six months ended June 30, 1998. The decrease in net cash flows for the quarter and six months ended June 30, 1998 is primarily due to a decrease in distributions to Partners.

The Partnership entered into a Master Restructuring Agreement (as amended on March 31, 1998, April 21, 1998, April 30, 1998, May 7, 1998 and June 2, 1998,
the "MRA") dated July 9, 1997 among Niagara Mohawk, the Partnership and certain other non-utility power generators selling electricity to Niagara
Mohawk (the "Settling IPP's"). The closing of the transactions provided under the MRA for the Settling IPP's other than the Partnership occurred on June 30, 1998 (the "Other Settling IPP Closing"). Pursuant to the terms of the MRA, the closing of the MRA transactions between the Partnership and Niagara Mohawk may be deferred until August 31, 1998 and, further, is subject to the satisfaction of certain standards and procedures under the Partnership's Trust Indenture, dated as of May 1, 1994 (the "Indenture"), as described below. If the Partnership and Niagara Mohawk proceed to complete the transactions provided under the MRA, the existing Power Purchase Agreement between the Partnership and Niagara Mohawk (the " Existing Unit 1 Agreement") will be amended and restated to modify the basis on which the Partnership makes sales of the electrical capacity and output of Unit 1 (the "Amended and Restated Unit 1 Agreement"). For a description of certain applicable provisions of the MRA and related transactions see "Unit 1
Restructuring" below. The Partnership believes that, based on those facts and circumstances currently known, and certain assumptions which management believes to be reasonable, proceeding with the Amended and Restated Unit 1 Agreement is not expected to have a material adverse impact on the Partnership's future operating results and net cash flows from operations. Should this conclusion change for any reason prior to completion of the MRA transactions, the Partnership does not expect that it would be able to satisfy the standards set forth in its Indenture and would, therefore, not be obligated to proceed further under the MRA. For the quarter and six months ended June 30, 1998, capacity and energy sales to Niagara Mohawk accounted for approximately 16.8% and 18.4%, respectively of total project revenues.

In 1994 and 1995 Con Edison claimed the right to acquire that portion of Unit 2's firm natural gas supply not used in operating Unit 2, when Unit 2 is dispatched off-line or at less than full capability ("non-plant gas"), or alternatively to be compensated for 100% of the margins derived from non-plant gas sales. The Con Edison Power Purchase Agreement contains no express language granting Con Edison any rights with respect to such excess natural gas. Nevertheless, Con Edison argued that, since payments under the contract include fixed fuel charges which are payable whether or not Unit 2 is dispatched on-line, Con Edison is entitled to exercise such rights. The Partnership vigorously disputes the position adopted by Con Edison, and since the commencement of Unit 2's operation in 1994 has made and continues to make, from time to time, non-plant gas sales from Unit 2's gas supply. Although representatives of Con Edison have expressly reserved all rights which Con Edison may have to pursue its asserted claim with respect to non-plant gas sales, the Partnership has received no further formal communication from Con Edison on this subject since 1995. In the event Con Edison were to pursue its asserted claim, the Partnership would expect to pursue all available legal remedies, but there can be no certainty that the outcome of such remedial action would be favorable to the Partnership or, if favorable, would provide for the Partnership's full recovery of its damages. The Partnership's cash flows from the sale of electric output would be materially and adversely affected if Con Edison were to prevail in its claim to Unit 2's excess natural gas volumes and the related margins.

On July 21, 1998 the New York Public Service Commission ("NYPSC") approved a plan submitted by Con Edison for the divestiture of certain of its generating assets (the "Con Edison Divestiture Plan"). Although the Con Edison Divestiture Plan does not include any proposal by Con Edison for the sale or other disposition of its contractual obligations for purchasing power from non-utility generators, like the Partnership, the NYPSC has ordered Con Edison to submit a report regarding the feasibility of divesting its non-utility generator entitlements. At this time, the Partnership has insufficient information to determine whether, in the course of these proceedings at the NYPSC, Con Edison may seek to assign its rights and obligations under the Con Edison Power Purchase Agreement with the Partnership to a third party or to take some other action for the purpose of divesting itself of the power purchase obligations under such contract; nor can the Partnership evaluate the impact which any such assignment or other action, if proposed, may ultimately have on the Con Edison Power Purchase Agreement.

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


Unit 1 Restructuring

In October 1995, Niagara Mohawk filed its "Power Choice" proposal with the NYPSC. On October 12, 1995, Niagara Mohawk filed a Report on Form 8-K with the Securities and Exchange Commission explaining the Power Choice proposal (the "Power Choice Statement"). In the Power Choice Statement, Niagara Mohawk described a number of related proposals to restructure the utility's business, including the reorganization of its assets and the renegotiation of its contracts with generators which, like the Partnership, are not regulated as utilities ("non-utility generators"). The Power Choice Statement proposed several alternative ways to restructure agreements with non-utility generators, including the exercise by Niagara Mohawk of the power of eminent domain to take possession of the projects of non-utility generators with whom negotiations were unsuccessful. Following the filing of the Power Choice proposal with the NYPSC, the Partnership joined with other non-utility generators selling power to Niagara Mohawk to commence negotiations concerning a joint settlement that would result in the termination or restructuring of their respective power purchase agreements.

On July 9, 1997, Niagara Mohawk, the Partnership and the Settling IPP's entered into the MRA. On October 11, 1997, Niagara Mohawk filed its Power Choice settlement, which incorporates the terms of the MRA, with the NYPSC. On February 24, 1998, the NYPSC approved Niagara Mohawk's Power Choice settlement proposal, including the implementation of the MRA. On June 30, 1998 the MRA was consummated as to twenty-six power purchase agreements (not including the Partnership's Existing Unit 1 Agreement).

In conjunction with the Other Settling IPP Closing, pursuant to the MRA, the Partnership delivered to Niagara Mohawk written notice that, with certain exceptions, the conditions to the Partnership's obligations under the MRA which involve the consent of third parties and the modification of existing contractual arrangements with third parties either had been satisfied or were being waived by the Partnership. The single exception which continues to be a condition to the Partnership's obligation to undertake the transactions contemplated by the MRA is a determination by the Partnership that it will undertake the Unit 1 restructuring without a vote of its bondholders as permitted by the Indenture, or alternatively, receipt of the approval of the Partnership's bondholders to the Unit 1 restructuring (the "Indenture Approval"). Although the MRA established June 30, 1998 as the closing date for the transactions with the other Settling IPP's, pursuant to an amendment to the MRA, the Partnership may extend the time for securing the Indenture Approval and closing the MRA transactions as to the Partnership (the "Selkirk Closing") until August 31, 1998. If the Partnership has not obtained the Indenture Approval by such date, the MRA will terminate as to the Partnership and the Existing Unit 1 Agreement will remain in effect.

At the Other Settling IPP Closing, the Partnership made $2.2 million in payments related to the agreed allocation among the Settling IPP's of certain costs and benefits. If the MRA is subsequently terminated as to the Partnership, Niagara Mohawk is contractually obligated to reimburse the Partnership for this amount within two business days of such termination. If the Selkirk Closing is consummated, the Partnership will be entitled to receive, as its net share of the agreed allocation among IPP's for certain adjustments, a cash payment currently estimated to total $10.3 million (representing net receipts to the Partnership of approximately $8.1 million).

Amended and Restated Unit 1 Agreement. Following the execution and delivery of the MRA, the Partnership and Niagara Mohawk commenced negotiation of the Amended and Restated Unit 1 Agreement. In its Report on Form 10-Q for the fiscal quarter ended March 31, 1998 filed with the Securities and Exchange Commission on May 15, 1998, the Partnership described the form of the Amended and Restated Unit 1 Agreement (including the forms of an indexed electric rate ISDA swap contract and a power put agreement) which had been agreed with Niagara Mohawk in contemplation of the Other Settling IPP Closing (the "June 30 Version of the Amended and Restated Unit 1 Agreement"). Since the Other Settling IPP Closing the Partnership and Niagara Mohawk have been engaged in negotiation of substantive modifications to the June 30 Version of the Amended and Restated Unit 1 Agreement. The Partnership and Niagara Mohawk are in the process of executing a modified version of the Amended and Restated Unit 1 Agreement (the "Revised Version of the Amended and Restated Unit 1 Agreement") which is intended to be substituted for the June 30 Version of the Amended and Restated Unit 1 Agreement (including the indexed electric rate ISDA swap contract and power put agreement) in its entirety. The effectiveness of the Revised Version of the Amended and Restated Unit 1 Agreement is subject to the occurrence of the Selkirk Closing. The following discussion under this caption "Amended and Restated Unit 1 Agreement", is intended to present only the broad outlines of the principal terms included in the Revised Version of the Amended and Restated Unit 1 Agreement.

If and when the Amended and Restated Unit 1 Agreement goes into effect, except for Niagara Mohawk's transitional call rights described below, Niagara Mohawk will cease to have the right to direct dispatch of Unit 1, and the Partnership's decision as to whether, and at what capacity, to run Unit 1 will be largely based on market conditions then in effect. The market and pricing risks associated with such operation during the ten-year term of the Amended and Restated Unit 1 Agreement, however, will be mitigated by the payment obligations of Niagara Mohawk under the Amended and Restated Unit 1 Agreement. Over the comparable period, these payment obligations are projected by the Partnership to exceed substantially the expected fixed payment obligations due from Niagara Mohawk under the Existing Unit 1 Agreement. The Partnership's existing Unit 1 interconnection agreement with Niagara Mohawk will remain in force and effect following the Unit 1 restructuring, as will the existing Unit 2 interconnection and transmission agreements with Niagara Mohawk.

Sale Option. From the effective date of the Amended and Restated Unit 1 Agreement until the first day of the calendar month following the month in which an Independent System Operator/Power Exchange ("ISO/PE") in New York is established and fully functioning in accordance with standards set forth in the contract, the Partnership will have the option to sell and deliver energy and associated capacity to Niagara Mohawk up to a specified Monthly Contract Quantity, plus up to 5% of the Monthly Contract Quantity ("Sale Option"). The annual contract volumes and notional contract quantities upon which the Monthly Contract Quantities are based are set forth below.

			      	--------------------------------
	                      	     Annual
				               Contract   	Notional
                    Contract     Volume    Quantity
                    Year 		  MWh 	       MW
	             	--------------------------------
               		1     	   325,400 	     37.146
 		      		2          331,000       37.785
                    3          375,900       42.911
                    4          417,500       47.660
                    5          419,500       47.888
                    6          442,000       50.457
                    7          451,700       51.564
                    8          461,300       52.660
                    9          473,400       54.041
                   10          485,200       55.388
             	   ---------------------------------

Upon prior notice to Niagara Mohawk, the Partnership will have the right under the Amended and Restated Unit 1 Agreement to sell and deliver Sale Option power to Niagara Mohawk for periods ranging from one hour to over 12 months. The energy and capacity the Partnership sells to Niagara Mohawk pursuant to the Sale Option can be produced by Unit 1, Unit 2 or an alternative source. The Partnership will not object to Niagara Mohawk's inclusion of capacity associated with the notional quantity set forth above as capacity available to Niagara Mohawk for regulatory purposes.

Niagara Mohawk will be required to take and pay for such energy and capacity as the Partnership delivers to it under the Sale Option at the Market Energy Price, and, if applicable, the Market Capacity Price. During the period prior to the establishment of the ISO/PE and its implementation of locational based market pricing (as described below), the Market Energy Price will be Niagara Mohawk's short-term avoided energy and capacity costs at the location of its energy delivery point, as stated in Niagara Mohawk's tariff for the purchase of power from "qualifying facilities" under the Public Utility Regulatory Policies Act of 1978, as amended ("Initial Market Energy Price"). Beginning on the first day of the month after the ISO/PE is established and implementing locational based market pricing, the Market Energy Price will be the day ahead locational based market price, published by the ISO/PE, paid to sellers for energy at the Partnership's delivery point, unless the parties mutually agree to continue to use the Initial Market Energy Price.

Unless the parties agree to continue to use the Initial Market Energy Price, the Market Capacity Price will be: (i) equal to zero during the period prior to the establishment of the ISO/PE and any time thereafter when no separate capacity market exists; and (ii) beginning on the first day of the month after the ISO/PE is established and only if a separate capacity market exists, equal to the market price paid to sellers for capacity at the Partnership's energy delivery point as established by the ISO/PE in capacity auctions.

For any time-period during which the Partnership decides not to exercise its Sale Option to Niagara Mohawk, the Partnership may sell such energy and associated capacity to third parties, provided that it first offers Niagara Mohawk the opportunity to purchase that energy and capacity at the Market Energy Price, and, if applicable, the Market Capacity Price and Niagara Mohawk declines. The Partnership is free under the Amended and Restated Unit 1 Agreement to sell energy and associated capacity in excess of the Monthly Contract Quantity to third parties without giving Niagara Mohawk a right of first refusal.

Niagara Mohawk's Call Option. Solely during the period in which the Initial Market Energy Price is in effect, but no later than twenty-four (24) months after July 1, 1998, under the Amended and Restated Unit 1 Agreement Niagara Mohawk will have the right ("Call Option"), subject to certain conditions, to schedule deliveries of energy from Unit 1 up to the applicable Monthly Contract Quantity ("Call Option Quantity") provided these quantities are not already committed to Niagara Mohawk or third-parties pursuant to the Sale Option provisions of the contract. The Partnership will be relieved of its obligation to sell and deliver the Call Option Quantity to Niagara Mohawk in the event that Unit 1 is unavailable for any reason. If Niagara Mohawk exercises its Call Option, the Partnership has the right to sell and deliver, and Niagara Mohawk has the obligation to take and pay for, all energy produced by Unit 1 which exceeds the Call Option Quantity ("Excess Energy"). The price Niagara Mohawk will pay for the Call Option Quantity and the Excess Energy will be the higher of (a) the Initial Market Energy Rate, and (b) the Partnership's variable gas opportunity costs and operation and maintenance costs ("Variable Energy Price").

Right of First Refusal. Niagara Mohawk will have a right of first refusal to purchase energy and/or capacity up to the applicable Monthly Contract Quantity during the ten-year term of the Amended and Restated Unit 1 Agreement. Accordingly, before the Partnership may sell such energy and associated capacity to third parties, it must first offer Niagara Mohawk the opportunity to purchase that energy and capacity at the Market Energy Price, and, if applicable, the Market Capacity Price. If Niagara Mohawk declines, the Partnership may sell such power to third parties. Energy and associated capacity in excess of the Monthly Contract Quantity is not subject to Niagara Mohawk's right of first refusal.

Monthly Payment Obligations. The monthly payment equals the sum of four components: (1) a Capacity Payment; (2) an Energy Payment; (3) a Transportation Payment; and (4) an Operation and Maintenance Payment. The Capacity Payment, Transportation Payment, Operation and Maintenance Payment and a fixed portion of the Energy Payment are payable whether or not the Partnership sells energy or capacity to Niagara Mohawk. The variable portion of the Energy Payment varies with the quantities of energy and capacity actually sold to Niagara Mohawk pursuant to the Sale Option, Call Option or exercise by Niagara Mohawk of its right of first refusal.

Niagara Mohawk will be obligated to pay the Partnership the monthly payment to the extent such number is positive, and, the Partnership will be obligated to pay Niagara Mohawk the monthly payment to the extent such number is negative. Since the Capacity Payment and the fixed portion of the Energy Payment are offset by actual market prices, during periods in which the Market Energy Price or Market Capacity Price is high, the sum of these payments could result in a negative number. In such event the Partnership would be obligated to make payments to Niagara Mohawk. Under the Amended and Restated Unit 1 Agreement, the Partnership at all times retains the right to sell Unit 1 energy and associated capacity at the prevailing market price (assuming the plant is available for generation). The Partnership would expect net revenues from such sales to mitigate the impact of any payments it may be required to make to Niagara Mohawk during periods in which actual market prices are high.

The monthly payment under the Amended and Restated Unit 1 Agreement is to be calculated as follows:

1. The "Capacity Payment" will equal the difference between (A) the Contract Capacity Payment and (B) the Market Capacity Payment. The Contract Capacity Payment will equal the product of (i) a specified annual capacity rate, (ii) the Monthly Contract Quantity and (iii) the DMNC Adjustment. The DMNC Adjustment is a quotient, the numerator of which is the actual rated Dependable Maximum Net Capability of Unit 1 and the denominator of which is
79.9 MW (except when the Partnership is obligated to make the monthly payment to Niagara Mohawk in which case the DMNC Adjustment is one (1)). The Market Capacity Payment will equal the product of the Market Capacity Price and the weighted averaged capacity associated with the Notional Quantity of capacity for the period.

2. The "Energy Payment" will equal the sum of (A) the Contract Energy Payment, (B) the Delivered Energy Payment, (C) the Delivered Capacity Payment and (D) the Call Energy Payment. The Contract Energy Payment will equal the product of (i) the difference between the Contract Energy Price and the Market Energy Price, (ii) the Monthly Contract Quantity and (iii) the DMNC Adjustment. The Contract Energy Price for the first two contract years will be fixed; thereafter, the Contract Energy Price will consist of the heat rate of 10,950 MMBtu/MWh multiplied by 105% of the current month's spot gas price at the Empress border (the "Empress spot price"). The Delivered Energy Payment will equal the amount of energy actually sold to Niagara Mohawk either under the Sale Option or at Niagara Mohawk's election under its right of first refusal, multiplied by the Market Energy Price. The Delivered Capacity Payment will equal the amount of capacity actually sold to Niagara Mohawk either under the Sale Option or at Niagara Mohawk's election under its right of first refusal, multiplied by the Market Capacity Price. The Call Energy Payment will equal the Call Option Quantity and Excess Energy sold to Niagara Mohawk during a Call Option period, multiplied by the Call Energy Price. The Call Energy Price will be the higher of the Initial Market Energy Rate and the Partnership's Variable Energy Costs on the day of delivery of the Call Quantity.

3. The "Transportation Payment" will be the product of (A) a specified annual transportation rate, which is adjusted to reflect changes since July 1, 1998 in the consumer price index for urban consumers in New York-Northern New Jersey-Long Island (the "CPI Adjustment"), (B) the Monthly Contract Quantity and (C) the DMNC Adjustment.

4. The "Operation and Maintenance Payment" will be the product of (A) a specified annual O & M rate, which is subject to the CPI Adjustment, (B) the Monthly Contract Quantity and (C) the DMNC Adjustment.

Term. The term of the Amended and Restated Unit 1 Agreement is ten years. It will be effective as of July 1, 1998 (assuming the Selkirk Closing occurs) and terminate on June 20, 2008.

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

Under the Amended Paramount Contract, the following key volume, price and dedicated reserve terms (among others) would be modified as follows: (i) the maximum daily quantity of natural gas which the Partnership is entitled to purchase would be reduced from 23,000 Mcf to 16,400 Mcf; (ii) the commodity charge component of the contract price would cease to be a base price escalated with Niagara Mohawk's fossil fuel index but would instead reflect the current Empress spot price (the same indexed price as is used to determine the fixed portion of the Energy Payment under the Amended and Restated Unit 1 Agreement); (iii) the gas price renegotiation/arbitration provisions in the existing Paramount Contract would be eliminated; (iv) Paramount would have increased flexibility to manage the reserves dedicated to the Amended Paramount Contract so long as Paramount is meeting its delivery obligations for the volumes nominated by the Partnership; and (v) on any day on which Paramount fails to meet its delivery obligations for
Partnership nominations, Paramount would be obligated to make its transportation on NOVA Corporation of Alberta available to the Partnership to the extent of the shortfall.

The Partnership has also agreed with Paramount that, in conjunction with the effectiveness of the Amended Paramount Contract, the Partnership will enter into arrangements to release 6,000 Mcf of the Partnership's daily transportation capacity rights under the Partnership's firm gas transportation contract for Unit 1 with TransCanada Pipelines Limited ("TransCanada"), in conjunction with Paramount's acquiring 6,000 Mcf of daily transportation capacity rights on TransCanada's pipeline system.

Indenture Approval. The Indenture prohibits any modification to the Partnership's material project agreements unless the proposed modification satisfies the requirements of at least one of several specified exceptions. One of the exceptions under the Indenture (hereinafter referred to as the "No Material Adverse Change Exception") permits the Partnership to terminate, amend or modify any of its material project agreements if the termination, amendment or modification could not reasonably be expected to result in a

"Material Adverse Change" (as defined in the Indenture) and, in the case of any such termination, amendment or modification that would materially change the pricing or volume provisions or reduce the duration of certain agreements (including the Existing Unit 1 Agreement, the existing Unit 1 Gas Purchase Contract with Paramount and the existing Unit 1 Gas Transportation Contract with TransCanada), such determination is concurred with by the "Independent Engineer" (or the "Gas Consultant" with respect to the Partnership's gas contracts). The "Independent Engineer" under the Indenture is R.W. Beck, Inc.; the "Gas Consultant" under the Indenture is C.C. Pace Resources. A second exception under the Indenture (hereinafter referred to as the "Projected Debt Service Coverage Exception") permits the termination, amendment or modification of any such agreement if the Partnership certifies to the Trustee, and such certification is concurred with by the Independent Engineer, that after giving effect to the proposed termination, amendment or modification, the minimum annual "Projected Debt Service Coverage Ratio" (as defined in the Indenture) will be equal to or exceed 1.5:1 and the average annual Projected Debt Service Coverage Ratio will be equal to or exceed 1.75:1.

The Partnership has determined that, based on currently known facts and circumstances, and certain assumptions which it believes to be reasonable, the Partnership's entering into the Amended and Restated Unit 1 Agreement and the Amended Paramount Agreement and the consummation of the other transactions contemplated by such modified project agreements and by the MRA (collectively, "Unit 1 restructuring") will satisfy both the No Material Adverse Change Exception and the Projected Debt Service Coverage Exception. Currently, management of the Partnership is undertaking (in consultation with the Independent Engineer, the Gas Consultant, Standard & Poor's Corporation, Moody's Investors Services, Inc. and other advisors) to confirm certain of the facts, circumstances and assumptions upon which this determination is based. If the Partnership elects to proceed to consummate the Unit 1 restructuring in accordance with the No Material Adverse Change Exception or the Projected Debt Service Coverage Exception (or both) , the Partnership will deliver to the Trustee the certifications of the Independent Engineer and the Gas Consultant necessary to comply with the No Material Adverse Change Exception, and if applicable the certification of the Independent Engineer necessary to comply with the Projected Debt Service Coverage Exception.

For purposes of preparing the projections from which projected debt service coverage ratios are derived, certain assumptions must be made, of necessity, with respect to general business and economic conditions, the revenues the Partnership will receive for electric energy and steam and the resale of natural gas, the cost to the Partnership of obtaining natural gas supplies and several other material contingencies and other matters that are not within the control of the Partnership and the outcome of which cannot be predicted. These assumptions and the other assumptions used in such analysis are inherently subject to significant uncertainties and actual results will differ, perhaps materially, from those projected. While these assumptions are based on currently known information and are dependent upon future events, the Partnership and the Independent Engineer will certify to the Trustee, as required under the Indenture, that the assumptions upon which such projections are based are reasonable and materially consistent with the Partnership's project agreements and historical operating results, in the event that the Partnership proceeds to consummate the Unit 1 restructuring.

At this time the Partnership is unable to predict whether it will be successful in obtaining the required Indenture Approval within the time limits established under the MRA. In the event that at any time prior to the Selkirk Closing the Partnership should alter its determination that the proposed Unit 1 restructuring satisfies the requirements for the No Material Adverse Change Exception or the Projected Debt Service Coverage Exception, the Partnership would not expect to consummate the transactions with Niagara Mohawk contemplated under the MRA. The failure of the Amended and Restated Unit 1 Agreement to become effective will not affect the validity or enforceability of the Existing Unit 1 Agreement, which the Partnership believes continues to be the binding contractual obligation of Niagara Mohawk.

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


Year 2000

Management of the Partnership is conducting a review of its computer systems to identify the systems that could be affected by the new millennium. The year 2000 may pose problems in software applications because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may recognize the year 2000 as 1900 or not at all. This potential inability to recognize or properly treat the year 2000 may cause systems to process financial or operational information incorrectly. Management has developed and is implementing a plan to remedy any potential problems with management systems prior to the year 2000. Management has also instructed its operator, General Electric, to develop and implement such a plan with respect to the Facility's operating systems, however, General Electric has not yet agreed to do so. Management has tentatively assessed expenses related to year 2000 compliance to be approximately $300,000, which is subject to change as conditions warrant.
                                      21

PART II.		OTHER INFORMATION

ITEM 5. OTHER INFORMATION
        -----------------

Pursuant to a Purchase Agreement dated as of March 6, 1998, Bechtel Generating Company has agreed to sell its indirect ownership interest in the Partnership to Cogentrix Energy, Inc. The Partnership expects the transaction to close during the third quarter of 1998.


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



                               	       SELKIRK COGEN PARTNERS, L.P.

Date: August 14, 1998	    	          /s/    JMC SELKIRK, INC.
                                        --------------------------
 	                                    		General Partner


Date: August 14, 1998	        	      /s/    JOHN R. COOPER
                                        --------------------------
 	                                     Name:  John R. Cooper
                                         Title:	Senior Vice President and
		                                         and Chief Financial Officer

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 	    SELKIRK COGEN FUNDING
             						                   CORPORATION

Date: August 14, 1998	 	              /s/    JOHN R. COOPER
                                        --------------------------
 	                                     Name:  John R. Cooper
                                         Title:	Senior Vice President and
		                                         and Chief Financial Officer