Form 10-Q
period 1998-09-30
SELKIRK COGEN PARTNERS LP; SELKIRK COGEN FUNDING CORP
filed 1998-11-13
CIK 929540, 929518

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
                      OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1998

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

                               (617) 788-3000
            (Registrant's telephone number, including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                8.65% First Mortgage Bonds Due 2007, Series A
                8.98% First Mortgage Bonds Due 2012, Series A
                              (Title of class)


	Indicate by check mark whether  the  Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for  such  shorter  period  that  the
Registrant  was  required  to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No
												   ---	 ---
	As of November 11, 1998, there were  10 shares of common stock of Selkirk
Cogen Funding Corporation, $1 par value outstanding.
-----------------------------------------------------------------------------

             This document consists of 20 pages of which this page is page 1.

                              TABLE OF CONTENTS



						                												                               ----
                       PART I.  FINANCIAL INFORMATION

																		Page
																		----
Item 1.	Financial Statements (unaudited)

		Condensed Consolidated Balance Sheets as of September 30, 1998
		and December 31, 1997..........................................	   3

		Condensed Consolidated Statements of Operations for the three
		and nine months ended September 30, 1998 and 1997............. .   4

		Condensed Consolidated Statements of Cash Flows for the three
		and nine months ended September 30, 1998 and 1997...............   5

		Notes to Condensed Consolidated Financial Statements............   6

Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations

		Results of Operations...........................................   8


		Liquidity and Capital Resources.................................  11


                         PART II.  OTHER INFORMATION


Item 6.		Exhibits and Reports on Form 8-K...........................   18

SIGNATURES.............................................................	  19

                        SELKIRK COGEN PARTNERS, L.P.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)

											    (unaudited)
                       				     		September 30,   December 31,
						                            1998		    1997
						                        -------------	------------
ASSETS
------
Current assets:
  Cash............................................ $     924     $    1,337
  Restricted funds................................    31,289          6,509
  Accounts receivable.............................    14,306         17,764
  Due from affiliates.............................        16             14
  Fuel inventory and supplies.....................     5,236          4,936
  Other current assets............................       517	        338
  				                   				   ---------	   ---------
    	Total current assets......................    52,288         30,898

  Plant and equipment, net........................   312,185        321,537
  Long-term restricted funds......................    27,091         21,494
  Deferred financing charges, net.................    11,072         11,945
                                     			   ---------	   ---------

				Total Assets		              $  402,636     $  385,874
   			                                       ---------	   ---------
   			                                       ---------	   ---------
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current liabilities:
  Accounts payable................................ $     188 	  $   1,663
  Accrued bond interest payable...................     8,945 	        382
  Accrued expenses................................    10,258         14,665
  Due to affiliates...............................       437  	        498
  Current portion of long-term bonds..............     3,440 	      3,298
	  					                           ---------	  ----------
	    Total current liabilities.................    23,268         20,506

  Deferred revenues...............................	   6,747		  ---
  Other long-term liabilities.....................    16,019         11,695
  Long-term bonds, less current portion...........   383,932        385,955

  General partners' capital.......................      (262)          (311)
  Limited partners' capital.......................   (27,068)       (31,971)
	   											    ---------       --------
	    Total partners' capital...................   (27,330)       (32,282)
											        ---------	    --------

				Total Liabilities and
					 Partners' Capital            $  402,636     $  385,874
												    --------- 	   ---------
												    ---------	   ---------
     See Notes to  Condensed  Consolidated  Financial Statements.

                        SELKIRK COGEN PARTNERS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands)
                                 (unaudited)


						             For the                  For the
                               Three Months Ended	     Nine Months Ended
                              ---------------------	    --------------------

                              Sept. 30,    Sept. 30,	Sept. 30,  Sept. 30,
                 		        1998         1997		  1998       1997
               	              ---------   ---------	   ---------   ---------
Operating revenues:

 Electric and steam.........  $  43,251   $  38,238    $ 120,599   $ 116,292
 Gas resale.................        170       4,148		   5,348      10,869
						      ---------   ---------	   ---------   ---------
    Total operating
      revenues..............	 43,421      42,386 	 125,947	 127,161
Cost of revenue.............     27,435      29,503		  84,313	  89,918
							  ---------   ---------	   ---------   ---------
Gross Profit................     15,986      12,883 	  41,634	  37,243

Other operating expenses:
 Administrative services -
   affiliates...............	     17         874        1,338       2,212
 Other general and
   administrative expenses..	    250 		643        1,346       2,052
 Amortization of deferred
   financing charges........	    290         292 		 873         878
							  ---------   ---------	   ---------   ---------
	Total other operating
	  expenses..............        557       1,809 	   3,557	   5,142
							  ---------   ---------	   ---------   ---------

Operating income............     15,429      11,074 	  38,077      32,101

Interest (income) expense:
  Interest income...........       (565)       (523)	  (1,639)	  (1,622)
  Interest expense..........	  8,564		  8,629		  25,772	  25,925
							  ---------   ---------	   ---------   ---------
    Net interest expense....      7,999		  8,106		  24,133	  24,303

Net income..................  $   7,430   $   2,968	   $  13,944   $   7,798
                              ---------   ---------	   ---------   ---------
       						  ---------   ---------	   ---------   ---------


Allocated to:
  General partners..........  $      75	  $      29    $     140   $      78
  Limited partners..........	  7,355 	  2,939 	  13,804	   7,720
                              ---------   ---------	   ---------   ---------
	Total...................  $   7,430   $   2,968    $  13,944   $   7,798
                              ---------   ---------	   ---------   ---------
       						  ---------   ---------	   ---------   ---------

See Notes to Condensed Consolidated Financial Statements.

                        SELKIRK COGEN PARTNERS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)


                                     For the                  For the
                                Three Months Ended	      Nine Months Ended
                              ---------------------	    --------------------

                              Sept. 30,   Sept. 30,     Sept. 30,  Sept. 30,
                 		        1998        1997	     1998       1997
                 		      ----------  ---------     ---------  ---------

Net cash provided by
 operating activities.......   $ 27,074   $  16,001	   $  39,120   $ 31,118

Cash flows provided by
 (used in) investing
  activities:
   Plant and equipment
    additions...............       ---          (18)         (14)        16
    						   ---------  ----------   ----------   --------

	Net cash provided by(used in)
	  investing activities..       ---          (18)         (14)        16

Cash flows provided by
 (used in) financing
  activities:
   Restricted funds.........    (21,851)    (14,565)     (28,646)   (15,253)
   Cash distributions.......     (5,665)      ---         (8,992)	(14,920)
   Payments of principal on
    long-term debt..........      ---		  ---	      (1,881)	 (1,061)
   Advances from a
    customer................      ---         ---          ---	        (17)
                               ---------   ---------    ---------  ---------
    Net cash used in
       financing activities..   (27,516)     (14,565)     (39,519)   (31,251)

Net increase (decrease)
 in cash....................       (442)      1,418         (413)      (117)
Cash at beginning
 of period..................      1,366 	  1,056		   1,337      2,591
							  ----------  ----------   ----------  ---------
Cash at end of period.......  $     924   $   2,474    $     924   $  2,474
                              ----------  ----------   ----------  ---------
          					  ----------  ----------   ----------  ---------

Supplemental disclosures of
 cash flow information:

  Cash paid for interest....  $   ---    $    ---      $  17,210  $  17,320
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

The condensed consolidated financial statements for the interim periods presented are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements. Certain reclassifications have been made to the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1998 to conform with the current period's basis of presentation.

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

                        SELKIRK COGEN PARTNERS, L.P.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)
                                 (continued)

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivatives fair value must be recognized in the income statement as a gain or loss unless specific hedge accounting criteria are met. Statement 133 is effective for fiscal years beginning
after  June  15,  1999.   Statement  133  must  be  applied to (a) derivative
instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998). Management has not yet quantified the impact of adopting Statement 133 on the Partnership's financial statements and has not yet determined the timing of or method of its adoption of Statement 133.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL 	CONDITION AND
		 -------------------------------------------------------------------
		 RESULTS OF OPERATIONS
		 ---------------------

Results of Operations

Three and Nine Months Ended September 30, 1998 Compared to the Three and Nine Months Ended September 30, 1997


Net income for the quarter ended September 30, 1998 was approximately $7.4 million as compared to $3.0 million for the corresponding period in the prior year. Net income for the nine months ended September 30, 1998 was approximately $13.9 million as compared to $7.8 million for the corresponding period in the prior year. The increase in net income for the quarter and nine months ended September 30, 1998 is primarily due to an increase in delivered energy to electric customers and decreases in fuel costs and other operating expenses.

The Partnership entered into a Master Restructuring Agreement (as amended on March 31, 1998, April 21, 1998, April 30, 1998, May 7, 1998 and June 2, 1998,
the "MRA") dated July 9, 1997 among Niagara Mohawk Power Corporation ("Niagara Mohawk"), the Partnership and certain other non-utility power generators selling electricity to Niagara Mohawk (the "Settling IPP's"). On August 31, 1998 the Partnership and Niagara Mohawk consummated the transactions relating to the Amendment and Restatement of the Niagara Mohawk Power Purchase Agreement ("Amended and Restated Unit 1 Agreement") pursuant to the MRA. For a description of certain applicable provisions of the MRA and related transactions see "Unit 1 Restructuring" below.

Total revenues for the quarter and nine months ended September 30, 1998 were approximately $43.4 million and $125.9 million as compared to $42.4 million and $127.2 million for the corresponding periods in the prior year.


Electric Revenues (dollars and kWh's in millions):
-------------------------------------------------

								 For the Three Months Ended
                     September 30, 1998              September 30, 1997
       	      ------------------------------- -------------------------------
	          Dollars kWh's Capacity Dispatch Dollars kWh's Capacity Dispatch
			  ------- ----- -------- -------- ------- ----- -------- --------
Niagara Mohawk  11.7  152.2   86.00%  100.00%     7.4  70.9   40.19%   44.93%
Con Edison      31.5  575.2   98.30%   98.87%    30.8 495.9   79.87%   89.06%

Electric Revenues (dollars and kWh's in millions):
-------------------------------------------------

                                 For the Nine Months Ended
                     September 30, 1998             September 30, 1997
			  ------------------------------- -------------------------------
	          Dollars kWh's Capacity Dispatch Dollars kWh's Capacity Dispatch
			  ------- ------ ------- -------- ------- ----- -------- --------
Niagara Mohawk  27.0   313.4  59.77%   67.98%   23.6   259.4   49.02%  54.21%
Con Edison      93.5 1,599.4  92.12%   95.88%   92.5 1,400.6   79.01%  89.81%


Revenues from Niagara Mohawk increased approximately $4.3 million and $3.4 million for the quarter and nine months ended September 30, 1998 as compared to the corresponding periods in the prior year. The increase in revenues for the quarter and nine months ended September 30, 1998 was primarily due to an increase in delivered energy as evidenced by the increase in capacity factors from 40.19% to 86.00% and 49.02% to 59.77%, respectively, and improved contract pricing resulting from the execution of the Amended and Restated Unit 1 Agreement on August 31, 1998 with terms and conditions retroactive to July 1, 1998. During the nine months ended September 30, 1998, with the exception of March and April, Niagara Mohawk dispatched Unit 1 on-line. Energy delivered during the majority of January and the entire months of February, July, August and September was sold at full contract rates. Energy delivered during the first four days of January, and the entire months of May and June was sold under special dispatch a rrangements which called for the pricing of delivered energy at variable rates which were less than full contract rates. Had the Partnership not entered into special dispatch arrangements, the Unit would have otherwise been dispatched off-line during the relevant periods. During the nine months ended September 30, 1997, with the exception of April, May and September, Niagara Mohawk dispatched Unit 1 on-line. Energy delivered during the months of June, July and August was sold at full contract rates. Energy delivered during January, February and March was sold under special dispatch arrangements which called for the pricing of delivered energy at variable rates less than full contract rates. Revenues for energy pursuant to special dispatch arrangements with Niagara Mohawk for the quarter and nine months ended September 30, 1998 were approximately $0 and $1.4 million as compared to $0 and $4.8 million for the corresponding periods in the prior year.

Revenues from Consolidated Edison Company of New York, Inc. ("Con Edison") for the quarter and nine months ended September 30, 1998 increased approximately $0.7 million and $1.0 million as compared to the corresponding periods in the prior year. The increase in delivered energy for the quarter and nine months ended September 30, 1998 as evidenced by the increase in capacity factors from 79.87% to 98.30% and 79.01% to 92.12%, respectively, was the primary contributor to the increase in revenues from Con Edison.

There were no steam revenues for the quarter ended September 30, 1998. Steam revenues for the nine months ended September 30, 1998 of $242.0 thousand were reduced by a reserve for the same amount to reflect the anticipated annual true-up so that General Electric would be charged a nominal amount which is the annual equivalent of 160,000lbs/hr. There were no steam revenues for the quarter ended September 30, 1997. Steam revenues for the nine months ended September 30, 1997 of $1,053.4 thousand were reduced by a reserve of $881.0 thousand to reflect the anticipated annual true-up. Delivered steam for the quarter and nine months ended September 30, 1998 was 285.5 million pounds and
969.0 million pounds as compared to 287.3 million pounds and 1,116.0 million pounds for the corresponding periods in the prior year.

Gas resale revenues for the quarter ended September 30, 1998 were approximately $0.2 million on sales of 0.1 million MMBtu's as compared to $4.1 million on sales of 1.5 million MMBtu's for the corresponding period in the prior year. Gas resale revenues for the nine months ended September 30, 1998 were approximately $5.3 million on 2.3 million MMBtu's as compared to approximately $10.9 million on sales of 4.3 million MMBtu's for the corresponding period in the prior year. The $3.9 million and $5.6 million decrease in gas resale revenues during the quarter and nine months ended September 30, 1998 was primarily due to lower natural gas resale prices and higher dispatch of Units 1 and 2, which resulted in lower volumes of natural gas becoming available for resale at lower prices. The decrease in natural gas resale prices during the nine months ended September 30, 1998 generally resulted from more moderate temperatures in the Northeast region as compared to the colder temperatures, which resulted in higher demand for natural gas, during the corresponding period in the prior year. The Partnership enters into gas resale transactions during periods when Units 1 and 2 are not operating at full capacity.

Costs of revenues for the quarter and nine months ended September 30, 1998 were approximately $27.4 million and $84.3 million on purchases of 7.1 million MMBtu's and 21.1 million MMBtu's as compared to approximately $29.5 million and $89.9 million on purchases of 7.1 million MMBtu's and 21.1 million MMBtu's for the corresponding periods in the prior year. The largest component of the decrease for the quarter and nine months ended September 30, 1998 was fuel costs, which decreased $1.5 million and $5.2 million from the corresponding periods in the prior year. The decrease in the cost of fuel was primarily due to a decrease in contract firm fuel rates from lower index fuel prices and a decrease in transportation demand costs.

Total  other  operating  expenses  for  the  quarter  and  nine  months ended
September 30, 1998 were approximately $0.6 million and $3.6 million as compared to approximately $1.8 million and $5.1 million for the corresponding periods in the prior year. The decrease in other operating expenses for the quarter and nine months ended September 30, 1998 is primarily due to decreases in affiliate administrative services and external legal and consulting services. Net interest expense for the quarter and nine months ended September 30, 1998 of approximately $8.0 million and $24.1 million are comparable to the corresponding periods in the prior year.

Liquidity and Capital Resources

Net cash flows provided by operating activities for the quarter and nine months ended September 30, 1998 were approximately $27.1 million and $39.1 million as compared to approximately $16.0 million and $31.1 million for the corresponding periods in the prior year. The increase in net cash flows provided by operating activities for the quarter and nine months ended September 30, 1998 is primarily due to the increase in net income and the net activity of approximately $6.9 million resulting from the Unit 1 Restructuring see "Unit 1 Restructuring" below.

Net cash flows used in investing activities for the quarter ended September 30, 1998 were approximately $0 as compared to approximately $18,000 for the corresponding period in the prior year. Net cash flows used in investing activities for the nine months ended September 30, 1998 were approximately $14,000 as compared to net cash flows provided by investing activities of approximately $16,000 for the corresponding period in the prior year. Net cash flows used in or provided by investing activities primarily represent additions or adjustments to plant and equipment, respectively.

Net cash flows used in financing activities for the quarter and nine months ended September 30, 1998 were approximately $27.5 million and $39.5 million as compared to approximately $14.6 million and $31.3 million for the corresponding periods in the prior year. The increase in net cash flows used in financing activities for the quarter and nine months ended September 30, 1998 is primarily due to more cash becoming available to deposit into Restricted Funds and distribute to Partners. Pursuant to the Partnership's Depositary and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent, the Partnership is required to maintain certain Restricted Funds. Net cash flows used in financing activities for the nine months ended September 30, 1998 primarily represents net deposits of monies into the Principal Fund, Interest Fund, Debt Service Reserve Fund and Partnership Distribution Fund and distributions of monies to Partners. Net cash flows used in financing activities for the nine months ended September 30, 1997 primarily represents net deposits of monies into the Interest Fund and Debt Service Reserve Fund and distributions of monies to Partners. Interest and principal payments to Bondholders are scheduled for June 26th and December 26th of each year.

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

Future operating results and cash flows from operations are dependent on, among other things, the performance of equipment and processes as expected, level of dispatch, prices for electricity, fuel deliveries and price as contracted and the receipt of certain capacity and other fixed payments. A significant change in any of these factors could have a material adverse effect on the results for the Partnership.

The Partnership believes that based on current conditions and circumstances it will have sufficient liquidity available provided by cash flows from operations to fund existing debt obligations and operating costs.

Unit 1 Restructuring

In October 1995, Niagara Mohawk filed its "Power Choice" proposal with the NYPSC. On October 12, 1995, Niagara Mohawk filed a Report on Form 8-K with the Securities and Exchange Commission explaining the Power Choice proposal (the "Power Choice Statement"). In the Power Choice Statement, Niagara Mohawk described a number of related proposals to restructure the utility's business, including the reorganization of its assets and the renegotiation of its contracts with generators which, like the Partnership, are not regulated as utilities ("non-utility generators"). Following the filing of the Power Choice proposal with the NYPSC, the Partnership joined with other non-utility generators selling power to Niagara Mohawk to commence negotiations concerning a joint settlement that would result in the termination or restructuring of their respective power purchase agreements. On July 9, 1997 Niagara Mohawk, the Partnership and the Settling IPP's entered into the MRA. On February 24, 1998, the NYPSC approved Niaga ra Mohawk's Power Choice settlement proposal, including the implementation of the MRA.

The closing of the transactions provided under the MRA for the Settling IPP's other than the Partnership occurred on June 30, 1998 (the "Other Settling IPP Closing"). At the Other Settling IPP Closing, the Partnership made $2.2 million in payments related to the agreed allocation among the Settling IPP's of certain costs and benefits. Pursuant to the terms of the MRA, the closing of the MRA transactions between the Partnership and Niagara Mohawk was deferred until August 31, 1998.

On August 31, 1998 the Partnership and Niagara Mohawk consummated the transactions relating to the Amended and Restated Unit 1 Agreement pursuant to the MRA. As contemplated by the MRA, on that date (i) the Partnership notified Niagara Mohawk of the Partnership's determination that the requirements of the Partnership's Trust Indenture, dated as of May 1, 1994 (the "Indenture"), with respect to the restructuring of certain project contracts relating to the operation of Unit 1 of the Selkirk facility had been satisfied; (ii) the Amended and Restated Power Purchase Agreement, dated as of July 1, 1998, between the Partnership and Niagara Mohawk became effective; and (iii) Niagara Mohawk made as its net share of the agreed allocation among IPP's for certain adjustments, cash payments of approximately $10.3 million into the Partnership's Project Revenue Fund maintained at Bankers Trust Company, as Depositary Agent under the May 1, 1994 Deposit and Disbursement Agreement. In addition, the Partnership delivered notices to Paramount Resources Limited ("Paramount") and TransCanada Pipelines Limited ("TransCanada") that the Second Amended and Restated Gas Purchase Contract, dated as of May 6, 1998, between the Partnership and Paramount, and the Amending Agreement to Gas Transportation Contract, dated as of July 20, 1998, between the Partnership and TransCanada had become effective. On September 16, 1998, the Partnership filed a current report on Form 8-K disclosing the consummation on August 31, 1998 of the transactions relating to the Amended and Restated Unit 1 Agreement and including the related Project documents as exhibits.

The term of the Amended and Restated Unit 1 Agreement is ten years, effective July 1, 1998. The $2.2 million payment made by the Partnership to Niagara Mohawk and the $10.3 million of payments received by the Partnership from Niagara Mohawk (representing net receipts to the Partnership of approximately $8.1 million) were a condition to the Amended and Restated Unit 1 Agreement and are being deferred to be amortized over the life of the Amended and Restated Unit 1 Agreement. In addition, approximately $1.2 million in restructuring costs have been capitalized and will be amortized over the life of the Amended and Restated Unit 1 Agreement. Deferred revenues of approximately $173,000 are included in the Partnership's revenues from Niagara Mohawk for the quarter and nine months ended September 30, 1998. Deferred Revenues of approximately $6.7 million appear on the Partnership's Consolidated Balance Sheet at September 30, 1998.

On August 31, 1998, the Partnership received written notice from Standard & Poor's Corporation ("S&P") that, after giving effect to the Unit 1 Restructuring, S&P affirmed its "BBB-" rating of the Selkirk Cogen Funding Corporation's Bonds and removed the rating from CreditWatch. On August 27, 1998, the Partnership received written notice from Moody's Investors Service, Inc. ("Moody's") that, after giving effect to the Unit 1 Restructuring, Moody's affirmed its "Baa3" rating of the Selkirk Cogen Funding Corporation's Bonds, changed the outlook of the Bonds Due 2007 from "negative" to "stable" and has not changed its previous "negative outlook" with respect to the Bonds Due 2012.


Year 2000

The Year 2000 issue exists for the Partnership because many software and embedded systems use only two digits to identify a year in a date field, and were developed without considering the impact of the upcoming change in the century. Some of these systems are critical to the Partnership's operations and business processes and might fail or function incorrectly if not repaired or replaced with Year 2000 ready products. "Ready" is defined as the system is remediated so that it will perform its essential functions. "Software" is defined as both computer programming that has been developed by the Partnership for its own purposes ("in-house software") and that purchased from vendors ("vendor software"). "Embedded systems" refers to both computing hardware and other electronic monitoring, communications, and control systems that have microprocessors within them.

The Partnership's Year 2000 project focuses on those systems that are critical to its business. "Critical" is defined as those systems, the failure of which would directly and adversely affect the Partnership's ability to generate or deliver products and services or otherwise affect revenues, safety, or reliability for such a period of time as to lead to unrecoverable consequences. For these critical systems, the Partnership has adopted a phased approach to address Year 2000 issues. The primary phases include: (1) a facility-wide inventory, in which systems critical to the Partnership's business are identified; (2) assessment, in which critical systems are evaluated as to their readiness to operate after December 31, 1999; (3) remediation, in which critical systems that are not Year 2000 ready are made so, either through modifications or replacement; (4) testing, in which remediation is validated by checking the ability of the critical system to operate within the Year 2000 time frame; and (5) certification, in which systems are formally acknowledged to be Year 2000 ready, and acceptable for production or operation.

The Partnership's Year 2000 project is proceeding generally on schedule. For in-house and vendor software, the Partnership has completed the inventory phase and has identified 12 critical systems. Additional software that requires Year 2000 remediation may be discovered as the Partnership continues with the assessment, remediation, and testing phases. All of the identified, critical, in-house and vendor software are in the process of being remediated, with completion expected in the first quarter of 1999. The Partnership expects to finish testing remediated in-house and vendor software by July 1999 and expects to complete the certification phase by July 1999.

The Partnership is testing remediated software and embedded systems both for ability to handle Year 2000 dates, including appropriate leap year calculations, and to assure that code repair has not affected the base functionality of the code. Software and embedded systems are tested individually and where necessary will be tested in an integrated manner with other systems, with dates and data advanced and aged to simulate Year 2000 operations. Testing, by its nature, however, cannot comprehensively address all future combinations of dates and events. Some uncertainty will remain after testing as to the ability of code to process future dates, as well as the ability of remediated systems to work in an integrated fashion with other systems.

The Partnership also depends upon external parties, including customers, suppliers, business partners, gas and electric system operators, government agencies, and financial institutions, to reliably deliver their products and services. To the extent that any of these parties experience Year 2000 problems in their systems, the demand for and the reliability of the Partnership's services may be adversely affected. The primary phases the Partnership has undertaken to deal with external parties are: (1) inventory, in which critical business relationships are identified; (2) action planning, in which the Partnership develops a series of actions and a time frame for monitoring expected compliance status; (3) assessment, in which the likelihood of external party Year 2000 readiness is periodically evaluated; and (4) contingency planning, in which appropriate plans are made to be ready to deal with the potential failure of an external party to be Year 2000 ready.

The Partnership has completed its inventory of external contacts and has identified all of its critical relationships. The Partnership will soon complete the action-planning phase for each of these entities. Additional critical relationships may be entered into or discovered as the Partnership continues. Assessment of Year 2000 readiness of these external parties will continue through 1999. The Partnership expects to complete contingency plans for each of these critical business relationships by July 1999.

The Partnership is developing contingency plans for its critical software or embedded systems that may be at risk for Year 2000 repair or replacement. For example, if the schedule lags and cannot be re-scheduled to meet certain milestones, then the Partnership expects to begin an appropriate contingency planning process. These contingency plans would be implemented as necessary, if a remediated system does not become available by the date it is needed. In addition, as described above, the Partnership plans to develop contingency plans for the potential failure of critical external parties to fully address their Year 2000 issues.

The Partnership also recognizes that, given the complex interaction of today's computing and communication systems, it cannot be certain that all of its efforts to have all critical systems Year 2000 ready will be successful. Therefore, irrespective of the progress of the Year 2000 project, the Partnership is preparing contingency plans. The plans will take into account the possibility of multiple system failures, both internal and external, due to Year 2000 effects.

These contingency plans will build on existing emergency and business restoration plans. Although no definitive list of scenarios for this planning has yet been developed, the events that the Partnership considered for planning purposes includes increased frequency and duration of interruptions of the power, computing, financial, and communications infrastructure. The Partnership expects to complete first drafts of these contingency plans in the first quarter of 1999. The Partnership anticipates testing and revision of these plans throughout 1999.

Due to the speculative nature of contingency planning, it is uncertain whether the Partnership's contingency plans to address failure of external parties or internal systems will be sufficient to reduce the risk of material impacts on its operations due to Year 2000 problems.

The Partnership currently is revising and refining its procedures for tracking and reporting costs associated with its Year 2000 effort. For the nine months ended September 30, 1998, the Partnership has spent approximately $45,000 to assess and remediate Year 2000 problems.

The Partnership estimates that its future costs to address Year 2000 issues will be approximately $395,000. About $305,000 of these remaining Year 2000 costs are expected to be capitalized because they relate to the purchase and installation of new systems for general business purposes. As the Partnership continues to assess its systems and as the remediation, testing, and certification phases of the compliance effort progresses, estimated costs may change. Further, the Partnership expects to incur costs in the year 2000 and beyond to remediate and replace less critical software and embedded systems. The Partnership does not believe that the incremental cost of addressing Year 2000 issues will have a material impact on the its financial position or results of operation.

The Partnership's current schedule is subject to change, depending on developments that may arise through further assessment of its systems, and through the remediation and testing phases of its compliance effort. Further, the current schedule is partially dependent on the efforts of third parties, including vendors, suppliers, and customers. Delays by third parties may cause the Partnership's schedule to change. There also are risks associated with loss of or inability to locate critical personnel to remediate and return to service the identified critical systems. The Partnership may fail to locate all systems critical to its business processes that require remediation. A combination of businesses and government entities may fail to be Year 2000 ready, which may lead to a substantial reduction in a demand for the Partnership's energy services.

Based on the Partnership's current schedule for the completion of Year 2000 tasks, the Partnership believes its plan is adequate to secure Year 2000 readiness of its critical systems. The Partnership expects its remediation efforts and those of external parties to be largely successful. Nevertheless, achieving Year 2000 readiness is subject to various risks and uncertainties, many of which are noted above. The Partnership is not able to predict all the factors that could cause actual results to differ materially from its current expectations as to its Year 2000 readiness. If the Partnership, or third parties with whom the Partnership has significant business relationships, fail to achieve Year 2000 readiness with respect to critical systems, there could be a material adverse impact on the Partnership's financial position, results of operations, and cash flows.

                         PART II.		OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
		 --------------------------------
(A)	Exhibits

	Exhibit No.	Description				                 Page No.
	----------  -----------                              -------

	  27		Financial Data Schedule
				(For electronic filing purposes only)



(B)	Reports on Form 8-K

On September 16, 1998, the Registrant filed a current report on Form 8-K disclosing the consummation on August 31, 1998 of the transactions relating to the amendment and restatement of the existing power purchase agreement between the Partnership and Niagara Mohawk pursuant to the Master Restructuring Agreement dated as of July 9, 1997, as amended among Niagara Mohawk, the Partnership and certain other independent power producers.

Omitted from this Part II are items which are not applicable or to which the answer is negative for the periods covered.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               	       SELKIRK COGEN PARTNERS, L.P.

Date: November 13, 1998	                 /s/    JMC SELKIRK, INC.
                                        --------------------------
 	                                    		General Partner


Date: November 13, 1998	                 /s/    JOHN R. COOPER
                                        --------------------------
 	                                     Name:  John R. Cooper
                                         Title:	Senior Vice President and
		                                         and Chief Financial Officer

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 	    SELKIRK COGEN FUNDING
						                   CORPORATION

Date: November 13, 1998	                 /s/    JOHN R. COOPER
                                        --------------------------
 	                                     Name:  John R. Cooper
                                         Title:	Senior Vice President and
		                                         and Chief Financial Officer