Form 10-K
period 1998-12-31
SELKIRK COGEN PARTNERS LP; SELKIRK COGEN FUNDING CORP
filed 1999-03-31
CIK 929540, 929518

CONFORMED COPY WITH EXHIBITS
================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) or 12 (g) OF THE ACT:
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     As of March 30, 1999, there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

================================================================================

                                TABLE OF CONTENTS


                                                                           Page


                                     PART I

Item 1.           Business...............................................   3
Item 2.           Properties.............................................  17
Item 3.           Legal Proceedings......................................  18
Item 4.           Submission of Matters to a Vote of Security Holders....  19

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                    Stockholder Matters..................................  20
Item 6.           Selected Financial Data................................  20
Item 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................  21
Item 7A.          Quantitative and Qualitative Disclosures About
                    Market Risk .........................................  33
Item 8.           Financial Statements and Supplementary Data............  33

Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..................  33

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.....  34
Item 11.          Executive Compensation.................................  35
Item 12.          Security Ownership of Certain Beneficial Owners and
                    Management...........................................  36
Item 13.          Certain Relationships and Related Transactions.........  37

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K..........................................  38

Signatures...............................................................  51

                                     PART I

ITEM 1. BUSINESS

General

     Selkirk Cogen Partners, L.P. (the "Partnership") is a Delaware limited partnership that owns a natural gas-fired cogeneration facility in the Town of Bethlehem, County of Albany, New York (together with associated materials, ancillary structures and related contractual and property interests, the "Facility"). The Partnership was formed in 1989, and its sole business is the ownership, operation and maintenance of the Facility. The Partnership has long-term contracts to sell electric capacity and energy produced by the Facility to Niagara Mohawk Power Corporation ("Niagara Mohawk") and Consolidated Edison Company of New York, Inc. ("Con Edison") and steam produced by the Facility to GE Plastics, a core business of General Electric Company ("General Electric"). The Partnership operates as a single business segment.

     Selkirk Cogen Funding Corporation (the "Funding Corporation"), a Delaware corporation, was organized in April 1994 to serve as a single-purpose financing subsidiary of the Partnership. All of the issued and outstanding capital stock of the Funding Corporation is owned by the Partnership.

     The Partnership and the Funding Corporation's principal executive offices are located at One Bowdoin Square, Boston, Massachusetts 02114. The telephone number is (617) 788-3000.


The Partnership

     The managing general partner of the Partnership is JMC Selkirk, Inc. ("JMC Selkirk" or the "Managing General Partner"). The other general partner of the Partnership (together with JMC Selkirk, the "General Partners") is Cogen Technologies Selkirk GP, Inc. ("Cogen Technologies GP"). The limited partners of the Partnership (the "Limited Partners," and together with the General Partners, the "Partners") are JMC Selkirk, PentaGen Investors, L.P., formerly known as JMCS I Investors, L.P. ("Investors"), EI Selkirk, Inc. ("EI Selkirk") and Cogen Technologies Selkirk, LP, Inc. ("Cogen Technologies LP").

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

     JMC Selkirk is an indirect, wholly owned subsidiary of Beale Generating Company ("Beale", formerly known as J. Makowski Company, Inc ("JMCI")). Beale owns interests in gas-fired electric generating facilities and natural gas supply and transportation projects. On August 25, 1994, Beale, owned through affiliation by Bechtel Generating Company, Inc. ("Bechtel"), a subsidiary of Bechtel Enterprises and PG&E Generating Company ("PG&E Generating"), a subsidiary of PG&E Enterprises, acquired the stock of JMCI. On May 4, 1998, PG&E Corporation ("PG&E Corp."), a holding company, completed a restructuring which involved the insertion of two new wholly-owned subsidiaries of PG&E Corp., namely U.S. Generating Company, LLC ("USGen Company") and USGen Power Group, LLC ("USGen Power") between Beale and PG&E Generating. As a consequence of the restructuring, the Partnership continues to be indirectly wholly owned by Beale, which is now partly owned by USGen Power. USGen Power is wholly owned by USGen Company, which in turn is wholly-owned by PG&E Generating. On October 15, 1998, Beale merged with and into JMCI, with JMCI being the surviving corporation. Concurrently, JMCI changed its name to Beale Generating Company. On October 20, 1998, Cogentrix Eastern America, Inc., ("Cogentrix"), a subsidiary of Cogentrix Energy, Inc., as part of a larger transaction between Cogentrix and Bechtel, acquired Bechtel's ownership interest in Beale.

     JMCS I Management is an indirect, wholly-owned subsidiary of PG&E Generating. On March 1, 1998, PG&E Generating contributed 100% of the stock of JMCS I Management to USGen Company, which in turn transferred the stock to its subsidiary, USGen Services, LLC.

     Investors is a Delaware limited partnership consisting of JMCS I Holdings, Inc., JMC Selkirk, Inc. (each an affiliate of Beale) and TPC Generating, Inc.

     Cogen Technologies GP and Cogen Technologies LP are each affiliates of RCM Holdings, Inc. ("RCM", formerly known as Cogen Technologies, Inc.).

     EI Selkirk is a wholly-owned subsidiary of GPU International, Inc. ("GPUI", formerly known as Energy Initiatives, Inc.) which in turn is a wholly-owned
subsidiary  of  GPU,  Inc.   (formerly   known  as  General   Public   Utilities
Corporation), a registered electric utility holding company under the Public Utility Holding Company Act of 1935, as amended ("PUHCA").

The Funding Corporation

     The Funding Corporation was established for the sole purpose of issuing $165,000,000 of 8.65% First Mortgage Bonds Due 2007 (the "Old 2007 Bonds") and
$227,000,000 of 8.98% First Mortgage Bonds Due 2012 (the "Old 2012 Bonds," and collectively with the Old 2007 Bonds, the "Old Bonds") for its own account and as agent acting on behalf of the Partnership pursuant to a Trust Indenture among Funding Corporation, the Partnership and Bankers Trust Company, as trustee (the "Indenture"). A portion of the proceeds from the sale of the Old Bonds was loaned to the Partnership in connection with financing its outstanding indebtedness and the remaining proceeds were loaned to the Partnership (the total amount of such extensions of credit, the "Partnership Loans"). Subsequently, in November 1994, the Funding Corporation and the Partnership offered to exchange (i) $165,000,000 of 8.65% First Mortgage Bonds Due 2007, Series A (the "New 2007 Bonds") for a like principal amount of Old 2007 Bonds, and (ii) $227,000,000 of 8.98% First Mortgage Bonds Due 2012, Series A (the "New 2012 Bonds," and collectively with the New 2007 Bonds, the "New Bonds", and the New Bonds together with the Old Bonds, the "Bonds") for a like principal amount of Old 2012 Bonds, respectively, with the holders thereof. On December 12, 1994, the exchange of all of the Old Bonds for the New Bonds was completed, and none of the Old Bonds remain outstanding. The obligations of the Funding Corporation in respect of the Bonds are unconditionally guaranteed by the Partnership (the "Guarantee").

     The Bonds, the Partnership Loans and the Guarantee are not guaranteed by, or otherwise obligations of, the Partners, Beale Generating Company, TPC Generating, Inc., PG&E Enterprises, Cogentrix Energy, Inc., Cogen Technologies, GPUI or any of their respective affiliates, other than the Funding Corporation and the Partnership. The obligations of the Partnership under the Partnership Loans and the Guarantee are secured by, among other things, a pledge by the General Partners of their respective general partnership interests in the Partnership and pledges by the shareholders of JMC Selkirk and of Cogen Technologies GP of the outstanding capital stock of each such General Partner.


The Facility and Certain Project Contracts

The Facility

     The Facility is located on an approximately 15.7 acre site leased from General Electric adjacent to General Electric's plastic manufacturing plant (the "GE Plant") in the Town of Bethlehem, County of Albany, New York (the "Facility Site"). The Facility is a natural gas-fired cogeneration facility which has a total electric generating capacity in excess of 345 megawatts ("MW") with a maximum average steam output of 400,000 pounds per hour ("lbs/hr"). The Facility consists of one unit ("Unit 1") with an electric generating capacity of approximately 79.9 MW and a second unit ("Unit 2") with an electric generating capacity of approximately 265 MW. The Public Utilities Regulatory Policies Act of 1978, as amended ("PURPA") defines a cogeneration facility as a facility which produces electric energy and forms of useful thermal energy (such as heat or steam), used for industrial, commercial, heating or cooling purposes, through the sequential use of one or more energy inputs. In the case of the Facility, the Facility uses natural gas as its primary fuel input to produce electric energy for sale to Niagara Mohawk and Con Edison and to produce useful thermal energy in the form of steam for sale to General Electric for industrial purposes. The Facility is a "topping-cycle cogeneration facility," which means that when the Facility is operated in a combined-cycle mode, it uses natural gas or fuel oil to produce electricity, and the reject heat from power production is then used to provide steam to General Electric. Unit 1 and Unit 2 have been designed to operate independently for electrical generation, while thermally integrated for steam generation, thereby optimizing efficiencies in the combined performance of the Facility. A properly designed and constructed cogeneration facility is able to convert the energy contained in the input fuel source to useful energy outputs more efficiently than typical utility plants. The Facility has been certified as a qualifying facility ("Qualifying Facility") in accordance with PURPA and the regulations promulgated thereunder by the Federal Energy Regulatory Commission ("FERC").

Niagara Mohawk

     The Partnership has a long term contract with Niagara Mohawk to sell electric capacity and energy produced by Unit 1 to Niagara Mohawk. For the year ended December 31, 1998, electric sales to Niagara Mohawk accounted for approximately 20.5% of total project revenues.

     In October 1995, Niagara Mohawk filed its "Power Choice" proposal with the New York State Public Service Commission ("NYPSC"). On October 12, 1995, Niagara Mohawk filed a Report on Form 8-K with the Securities and Exchange Commission explaining the Power Choice proposal (the "Power Choice Statement"). In the Power Choice Statement, Niagara Mohawk described a number of related proposals to restructure the utility's business, including the reorganization of its assets and the renegotiation of its contracts with generators which, like the Partnership, are not regulated as utilities ("non-utility generators"). Following the filing of the Power Choice proposal with the NYPSC, the Partnership joined with other non-utility generators selling power to Niagara Mohawk to commence negotiations concerning a joint settlement that would result in the termination or restructuring of their respective power purchase agreements. The Partnership entered into a Master Restructuring Agreement (as amended on March 31, 1998, April 21, 1998, May 7, 1998 and June 2, 1998, the "MRA") dated July 9, 1997 among Niagara Mohawk, the Partnership and certain other non-utility power generators selling electricity to Niagara Mohawk (the "Settling IPP's). On February 24, 1998, the NYPSC approved Niagara Mohawk's Power Choice settlement proposal, including the implementation of the MRA.

     The closing of the  transactions  provided  under the MRA for the  Settling
IPP's (other than the Partnership) occurred on June 30, 1998 (the "Other Settling IPP Closing"). At the Other Settling IPP Closing, the Partnership made $2.2 million in payments related to the agreed allocation among the Settling IPP's of certain costs and benefits. Pursuant to the terms of the MRA, the closing of the MRA transactions between the Partnership and Niagara Mohawk was deferred until August 31, 1998.

     On August 31, 1998 the Partnership and Niagara Mohawk consummated the transactions contemplated by the Amended and Restated Niagara Mohawk Power Purchase Agreement pursuant to the MRA. As contemplated by the MRA, on that date
(i) the Partnership notified Niagara Mohawk of the Partnership's determination that the requirements of the Partnership's Trust Indenture, dated as of May 1, 1994 (the "Indenture"), with respect to the restructuring of certain project contracts relating to the operation of Unit 1 of the Selkirk facility had been satisfied; (ii) the Amended and Restated Power Purchase Agreement, dated as of July 1, 1998, between the Partnership and Niagara Mohawk became effective; and
(iii) Niagara Mohawk made cash payments of approximately $10.3 million, representing its net share of the agreed allocation among IPP's for certain adjustments, into the Partnership's Project Revenue Fund maintained at Bankers Trust Company, as Depositary Agent under the May 1, 1994 Deposit and Disbursement Agreement. In addition, the Partnership delivered notices to Paramount Resources Limited ("Paramount") and TransCanada Pipelines Limited ("TransCanada") that the Second Amended and Restated Gas Purchase Contract, dated as of May 6, 1998, between the Partnership and Paramount, and the Amending Agreement to Gas Transportation Contract, dated as of July 20, 1998, between the Partnership and TransCanada had become effective. On September 16, 1998, the Partnership filed a current report on Form 8-K disclosing the consummation on August 31, 1998 of the transactions relating to the Amended and Restated Niagara Mohawk Power Purchase Agreement and including the related Project documents as exhibits.

     On August 31, 1998, the Partnership received written notice from Standard & Poor's Corporation ("S&P") that, after giving effect to the consummation of the transactions contemplated by the Amended and Restated Niagara Mohawk Power Purchase Agreement, S&P affirmed its "BBB-" rating of the Selkirk Cogen Funding Corporation's Bonds and removed the rating from CreditWatch. On August 27, 1998, the Partnership received written notice from Moody's Investors Service, Inc. ("Moody's") that, after giving effect to the Unit 1 Restructuring, Moody's affirmed its "Baa3" rating of the Selkirk Cogen Funding Corporation's Bonds, changed the outlook of the New 2007 Bonds from "negative" to "stable" and has not changed its previous "negative outlook" with respect to the New 2012 Bonds.

     Unit 1 commenced commercial operation on April 17, 1992 and through June 30, 1998 sold at least 79.9 MW of electric capacity and associated energy to Niagara Mohawk under the original long-term contract that allowed Niagara Mohawk to schedule Unit 1 for dispatch on an economic basis (the "Original Niagara Mohawk Power Purchase Agreement"). The term of the Original Niagara Mohawk Power Purchase Agreement was 20 years from the date of initial commercial operation of Unit 1. On August 31, 1998 the Partnership and Niagara Mohawk executed an Amended and Restated Power Purchase Agreement in conjunction with the consummation of the transactions pursuant to the MRA. The term of the Amended and Restated Niagara Mohawk Power Purchase Agreement is ten years from June 30, 1998 with the exception of Niagara Mohawk's transitional call rights discussed below.

     The Amended and Restated Niagara Mohawk Power Purchase Agreement provides for a monthly contract payment ("Monthly Contract Payment") which is comprised of four indexed pricing components: (i) a capacity payment, (ii) an energy payment, (iii) a transportation payment and (iv) an operation and maintenance payment. The capacity payment, transportation payment, operation and maintenance payment and a fixed portion of the energy payment are payable whether or not the Partnership sells energy or capacity to Niagara Mohawk. The variable portion of the energy payment varies with the quantities of energy and capacity actually sold to Niagara Mohawk pursuant to the Sale Option, Call Option or exercise by Niagara Mohawk of its right of first refusal (Sale Option and Call Option are defined below). Niagara Mohawk will be obligated to pay the Partnership the Monthly Contract Payment to the extent such number is positive, and, the Partnership will be obligated to pay Niagara Mohawk the Monthly Contract Payment to the extent such number is negative. Since the capacity payment and the fixed portion of the energy payment are offset by actual market prices, during periods in which the market energy price or market capacity price is high, the sum of these payments could result in a negative number. In such event the Partnership would be obligated to make payments to Niagara Mohawk. Under the Amended and Restated Niagara Mohawk Power Purchase Agreement, the Partnership at all times retains the right to sell Unit 1 energy and associated capacity at the prevailing market price (assuming the plant is available for generation). The Partnership would expect net revenues from such sales to mitigate the impact of any payments it might be required to make to Niagara Mohawk during periods in which actual market prices are high.

     Market prices will be established by the marketplace in conjunction with the Independent System Operator and/or Power Exchange ("ISO/PE") for each of 11 regions within New York State. Market prices will be determined based on daily bids for quantity and price of energy as put by each willing supplier and will establish the price at which each generator will be paid for energy supplied to the region. Prior to the establishment of such market prices, the initial market pricing for energy will be a proxy market price based on Niagara Mohawk's tariff for power purchases from qualified facilities. Niagara Mohawk has the right ("Call Option") to call Unit 1's energy and capacity, up to the defined contract quantities, during the period prior to the implementation by the ISO/PE of market pricing (or 24 months, if earlier). If Niagara Mohawk exercises its Call Option, the Partnership has the right to sell and deliver, and Niagara Mohawk has the obligation to take and pay for, all energy produced by Unit 1 which exceeds the Call Option quantity ("Excess Energy"). The price Niagara Mohawk will pay for the Call Option quantity and the Excess Energy will be the higher of (a) the initial market energy rate, and (b) the Partnership's variable gas opportunity costs and operation and maintenance costs ("Variable Energy Price").

     Niagara Mohawk has a right of first refusal to purchase energy and/or capacity up to the applicable monthly contract quantity during the ten-year term of the Amended and Restated Niagara Mohawk Power Purchase Agreement. Accordingly, before the Partnership may sell such energy and associated capacity to third parties, it must first offer Niagara Mohawk the opportunity to purchase that energy and capacity at the market energy price, and, if applicable, the market capacity price. If Niagara Mohawk declines, the Partnership may sell such power to third parties. Energy and associated capacity in excess of the monthly contract quantity is not subject to Niagara Mohawk's right of first refusal.

     The Partnership has two options for augmenting the fixed portions of the Monthly Contract Payment. First, prior to the establishment of a fully functioning ISO/PE, the Partnership will have the option to sell and deliver energy and capacity to Niagara Mohawk up to a specified monthly contract quantity, plus up to 5% of the monthly contract quantity ("Sale Option"). Niagara Mohawk will be required to take and pay for such energy and capacity as the Partnership delivers to it under the Sale Option at the market energy price, and, if applicable, the market capacity price. This energy and capacity may be produced by Unit 1, Unit 2 or a third party source. Second, for any time period during which the Partnership does not exercise its Sale Option to Niagara Mohawk, the Partnership may sell such energy and associated capacity to third parties, provided that it first offers Niagara Mohawk the opportunity to purchase that energy and capacity at the market energy price, and, if applicable, the market capacity price and Niagara Mohawk declines.

     The annual contract volumes and notional contract quantities which are used to calculate the fixed portions of the Monthly Contract Payment and establish the maximum quantities of energy and capacity which Niagara Mohawk is obligated to purchase or the Partnership is obligated to sell are set forth below.

----------------------------------------------------------------------------
                                      Annual
                                     Contract               Notional
           Contract                   Volume                Quantity
             Year                       MWh                    MW
----------------------------------------------------------------------------
              1                       325,400                37.146
              2                       331,000                37.785
              3                       375,900                42.911
              4                       417,500                47.660
              5                       419,500                47.888
              6                       442,000                50.457
              7                       451,700                51.564
              8                       461,300                52.660
              9                       473,400                54.041
              10                      485,200                55.388
----------------------------------------------------------------------------

     Niagara Mohawk owns, operates and maintains interconnection facilities for the combined Facility in accordance with separate Unit 1 and Unit 2 interconnection agreements. The Unit 1 interconnection facility is necessary to effect the transfer of electricity produced at Unit 1 into Niagara Mohawk's power grid at the delivery point adjacent to Unit 1. Since Unit 1 is interconnected directly to Niagara Mohawk's power grid, no transmission services are required for the delivery of power under the Amended and Restated Niagara Mohawk Power Purchase Agreement. The Unit 2 interconnection facility is necessary to effect the transfer of electricity produced at Unit 2 into Niagara Mohawk's transmission system. Pursuant to a transmission services agreement, Niagara Mohawk has agreed to provide firm transmission services from Unit 2 to the point of interconnection between Niagara Mohawk's transmission system and Con Edison's transmission system for a period of 20 years from the date of the commencement of commercial operation of Unit 2.

Con Edison

     Unit 2 commenced commercial operation on September 1, 1994 and is selling 265 MW of electric capacity and associated energy to Con Edison under a long-term contract that allows Con Edison to schedule Unit 2 for dispatch on an economic basis (the "Con Edison Power Purchase Agreement," and together with the Amended and Restated Niagara Mohawk Power Purchase Agreement, the "Power Purchase Agreements"). The Con Edison Power Purchase Agreement has a term of 20 years from the date of commencement of commercial operation of Unit 2, subject to a 10-year extension under certain conditions. The Con Edison Power Purchase Agreement provides for four payment components: (i) a capacity payment, (ii) a fuel payment, (iii) an Operations and Maintenance ("O&M") O&M payment and (iv) a wheeling payment. The capacity payment, a portion of the fuel payment, a portion of the O&M payment, and the wheeling payment are fixed charges to be paid on the basis of plant availability to operate whether or not Unit 2 is dispatched on-line. The variable portions of the fuel payment and O&M payment are payable based on the amount of electricity produced by Unit 2 and delivered to Con Edison. The total fixed and variable fuel payment is capped at a ceiling price established (and is subject to adjustment) in accordance with the Con Edison Power Purchase Agreement, and includes a component, which is equal to one-half of the amount by which Unit 2's actual fixed and variable fuel commodity and transportation costs differs from the ceiling price. For the year ended December 31, 1998 electric sales to Con Edison accounted for approximately 74.0% of total project revenues.

     In 1994 and 1995 Con Edison claimed the right to acquire that portion of Unit 2's firm natural gas supply not used in operating Unit 2, when Unit 2 is dispatched off-line or at less than full capability ("non-plant gas"), or alternatively to be compensated for 100% of the margins derived from non-plant gas sales. The Con Edison Power Purchase Agreement contains no express language granting Con Edison any rights with respect to such excess natural gas. Nevertheless, Con Edison argued that, since payments under the contract include fixed fuel charges which are payable whether or not Unit 2 is dispatched on-line, Con Edison is entitled to exercise such rights. The Partnership vigorously disputes the position adopted by Con Edison, and since the commencement of Unit 2's operation in 1994 has made and continues to make, from time to time, non-plant gas sales from Unit 2's gas supply. Although representatives of Con Edison have expressly reserved all rights that Con Edison may have to pursue its asserted claim with respect to non-plant gas sales, the Partnership has received no further formal communication from Con Edison on this subject since 1995. In the event Con Edison were to pursue its asserted claim, the Partnership would expect to pursue all available legal remedies, but there can be no certainty that the outcome of such remedial action would be favorable to the Partnership or, if favorable, would provide for the Partnership's full recovery of its damages. The Partnership's cash flows from the sale of electric output would be materially and adversely affected if Con Edison were to prevail in its claim to Unit 2's excess natural gas volumes and the related margins.

     On July 21, 1998 the NYPSC approved a plan submitted by Con Edison for the divestiture of certain of its generating assets (the "Con Edison Divestiture Plan"). Although the Con Edison Divestiture Plan does not include any proposal by Con Edison for the sale or other disposition of its contractual obligations for purchasing power from non-utility generators, like the Partnership, the NYPSC has ordered Con Edison to submit a report regarding the feasibility of divesting its non-utility generator entitlements. At this time, the Partnership has insufficient information to determine whether, in the course of these proceedings at the NYPSC, Con Edison may seek to assign its rights and obligations under the Con Edison Power Purchase Agreement with the Partnership to a third party or to take some other action for the purpose of divesting itself of the power purchase obligations under such contract; nor can the Partnership evaluate the impact which any such assignment or other action, if proposed, may ultimately have on the Con Edison Power Purchase Agreement.

PG&E Energy Trading - Power, L.P.

     To sell the excess capacity and energy generated from Units 1 and 2 and other energy-related products, the Partnership entered into an enabling agreement (the "Enabling Agreement") with PG&E Energy Trading - Power, L.P. ("PG&E Energy Trading"), an affiliate of JMC Selkirk. The Enabling Agreement became effective on May 31, 1996, for a term of one year, and may be extended by mutual agreement of the Partnership and PG&E Energy Trading. The Enabling Agreement has previously been extended through May 31, 1999 and the Partnership intends to renew the Enabling Agreement through May 2000. Under the Enabling Agreement, the Partnership has the ability to enter into certain transactions for the purchase and sale of electric capacity, electric energy and other services at negotiated market prices. For each transaction, a transaction letter is executed establishing the following terms and conditions: (i) the period of delivery; (ii) the contract price; (iii) the delivery points; and (iv) the contract quantity. For the year ended December 31, 1998 sales to PG&E Energy Trading accounted for approximately 1.2% of total project revenues.

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

     Pursuant to the Steam Sales Agreement, General Electric may implement productivity or energy efficiency projects in its manufacturing processes, including projects involving the production of steam within the GE Plant commencing in 1996. General Electric implemented an energy efficiency project in 1997 that reduced the quantity of steam required by the GE Plant. Under the energy efficiency project, General Electric anticipates managing its annual average steam demand at 160,000 lbs/hr. If General Electric is able to manage its annual average steam demand at 160,000 lbs/hr then the Partnership's steam revenues would be reduced to the nominal amount General Electric is charged for the annual equivalent of 160,000 lbs/hr. For the year ended December 31, 1998, there were no steam sales to General Electric because General Electric managed its annual average steam demand at approximately 160,000 lbs/hr. The energy efficiency project does not relieve General Electric of its contractual obligation to purchase the minimum thermal output necessary for the Facility to maintain its status as a Qualifying Facility.

Unit 1 Gas Supply and Transportation

     To supply natural gas needed to operate Unit 1, the Partnership entered into a gas supply agreement with Paramount Resources Ltd. ("Paramount") on a firm 365-day per year basis for a 15-year term beginning November 1, 1992 (the "Original Paramount Contract"). On May 6, 1998, the Partnership and Paramount executed a Second Amended and Restated Gas Purchase Contract (the "Amended Paramount Contract") in conjunction with consummation of the transactions pursuant to the MRA. Under the Amended Paramount Contract, the 15-year term remained unchanged and the following key volume, price and dedicated reserve terms (among others) have been modified as follows: (i) the maximum daily quantity of natural gas which the Partnership is entitled to purchase has been reduced from 23,000 Mcf to 16,400 Mcf; (ii) the commodity charge component of the contract price is no longer a base price escalated with Niagara Mohawk's fossil fuel index but instead reflects the current Empress spot price (the same indexed price as is used to determine the fixed portion of the Energy Payment under the Amended and Restated Niagara Mohawk Power Purchase Agreement); (iii) the gas price renegotiation/arbitration provisions in the existing Paramount Contract have been eliminated; (iv) Paramount has increased flexibility to manage the reserves dedicated to the Amended Paramount Contract so long as Paramount is meeting its delivery obligations for the volumes nominated by the Partnership; and (v) on any day on which Paramount fails to meet its delivery obligations for Partnership nominations, Paramount is obligated to make its transportation on NOVA Corporation of Alberta available to the Partnership to the extent of the shortfall. The Amended Paramount Contract requires Paramount to maintain a level of recoverable reserves and deliverability from its dedicated reserves through the term of the Amended Paramount Contract. Paramount must demonstrate that it meets the recoverable reserves and deliverability requirements in an annual report to the Partnership.

     The Partnership entered into certain long-term contracts (collectively, the "Unit 1 Gas Transportation Contracts") for the transportation of the Unit 1 natural gas volumes on a firm 365-day per year basis with TransCanada Pipelines Limited ("TransCanada"), Iroquois Gas Transmissions System, L.P. ("Iroquois") and Tennessee Gas Pipeline Company

("Tennessee"). Each of the Unit 1 Gas Transportation Contracts has a term of 20 years beginning November 1, 1992. Concurrent with the effectiveness of the Amended Paramount Contract, the Partnership released 6,000 Mcf of the Partnership's daily transportation capacity rights under the Partnership's firm gas transportation contract for Unit 1 with TransCanada, in conjunction with Paramount's acquiring 6,000 Mcf of daily transportation capacity rights on TransCanada's pipeline system.

Unit 2 Gas Supply and Transportation

     To supply natural gas needed to operate Unit 2, the Partnership entered into gas supply agreements with Imperial Oil Resources, PanCanadian Petroleum Limited and Producers Marketing Ltd. (formerly known as Atcor Limited) (collectively, the "Unit 2 Gas Supply Contracts"), each on a firm 365-day per year basis. Each of the Unit 2 Gas Supply Contracts has a 15-year term beginning November 1, 1994. The Unit 2 gas suppliers have supported their delivery obligations to the Partnership with their respective corporate warranties. The Unit 2 Gas Supply Contracts are not supported by dedicated reserves. The Partnership entered into certain long-term contracts (collectively, the "Unit 2 Gas Transportation Contracts") for the transportation of the Unit 2 natural gas volumes on a firm 365-day per year basis with TransCanada, Iroquois and Tennessee. Each of the Unit 2 Gas Transportation Contracts has a term of 20 years beginning November 1, 1994.

Fuel Management

     The Partnership, through the Project Management Firm, manages the Facility's fuel arrangements. The Partnership attempts to direct the supply and transportation of natural gas to Unit 1 and Unit 2 under its long-term gas supply and transportation contracts so as to have sufficient quantities of natural gas available at the Facility to meet its scheduled operation. In addition, the Partnership endeavors to take advantage of market opportunities, as available, to resell its long-term, firm natural gas volumes at favorable prices relative to their costs and relative to the cost of substitute fuels. These opportunities include resales of excess natural gas supplies ("gas resales") when Unit 1 or Unit 2 is dispatched off-line or at less than full capacity, and "peak shaving" arrangements whereby the Partnership grants to local distribution companies or other purchasers a call on a specified portion of the Partnership's firm natural gas supply for a specified number of days during the winter season. At such times as the purchaser calls upon the Partnership's firm natural gas supply under a peak shaving arrangement, the Partnership intends to operate on No. 2 fuel oil or, if available, interruptible natural gas supplies. Typically, the Partnership's liability for failure to deliver natural gas when called for under a peak shaving agreement is to reimburse the purchaser for its prudently incurred incremental costs of finding a replacement supply of natural gas. The Partnership attempts to schedule firm gas transportation services to meet its requirements to fuel Unit 1 and Unit 2 and to meet its gas resales and peak shaving sales commitments without incurring penalties for taking natural gas above or below amounts nominated for delivery from the gas transporters. The Partnership supplements its contracted firm transportation to the extent necessary to make gas resales and peak shaving sales by entering into agreements for interruptible transportation service. In managing Unit 2's fuel arrangements, the Partnership, through the Project Management Firm, intends to take into account that the Partnership must purchase a minimum annual quantity of natural gas under the Unit 2 Gas Supply Contracts, subject to true-up procedures, to avoid reduction of the maximum daily contract quantity under such agreements.

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

     PG&E Energy Trading, an affiliate of JMC Selkirk, is a wholly-owned indirect subsidiary of PG&E Corp., engaged in selling energy and energy-related products to power marketers, industrials, utilities and municipalities. PG&E Energy Trading trades with United States and Canadian counterparties.

     GE Plastics, a core business of General Electric, manufactures high-performance engineered plastics used in applications such as automobiles, housings for computers and other business equipment. GE Plastics sells worldwide to a diverse customer base consisting mainly of manufacturers.

     The demand for power in the United States traditionally has been met by utility construction of large-scale electric generation projects under rate-base regulation. PURPA removed certain regulatory constraints relating to the production and sale of electric energy by eligible non-utilities and required electric utilities to buy electricity from various types of non-utility power producers under certain conditions, thereby encouraging companies other than electric utilities to enter the electric power production market. Concurrently, there has been a decline in the construction of large generating plants by electric utilities. In addition to independent power producers, subsidiaries of fuel supply companies, engineering companies, equipment manufacturers and other industrial companies, as well as subsidiaries of regulated utilities, have entered the non-utility power market. The Partnership has a long-term agreement to sell electric generating capacity and energy from the Facility to Con Edison. The Partnership has also executed an Amended and Restated Power Purchase Agreement with Niagara Mohawk, which now provides a hedge on energy costs to Niagara Mohawk while also providing for recovery of capacity and other fixed payments over a term of ten years.
Therefore, the Partnership does not expect competitive forces to have a significant effect on this portion of its business. Nevertheless, under each of these agreements the Facility will typically be scheduled on an economic basis, which takes into account the variable cost of electricity to be delivered by the Unit compared to the variable cost of electricity available to the purchaser from other sources. Accordingly, competitive forces may have some effect on the Facility's dispatch levels. The Partnership cannot, at this time, determine what effect, if any, the impact of such competitive sales will have on the Partnership's financial condition or results of operation. See "Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Facility's dispatch levels.


Seasonality

     The Partnership's reliance on its power producer's customer and market demand results in the Facility's dispatch being somewhat affected by seasonality. Niagara Mohawk's residential customer demand peaks during the colder winter months due to customer reliance on electric heat, and Con Edison's commercial customer demand peaks during the warmer summer months due to customer reliance on air conditioning in office buildings. In addition, the gas resale market is also somewhat seasonal in nature, with the cold winter months tending to drive up the price of natural gas.


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

     While the NYPSC has specifically authorized Unit 1 and Unit 2 to be thermally integrated, the NYPSC has stated that Unit 1 and Unit 2 may not be electrically interconnected.

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

     In January 1997, the Partnership received a letter from the EPA indicating that the Agency completed its statutorily required review of the Facility's Facility Response Plan ("FRP"), as submitted to the EPA in September 1994 pursuant to the codified requirements of the Oil Pollution Control Act of 1990. Accompanying this letter the Partnership received a listing of requested administrative revisions to the FRP. In February 1997 the Facility underwent an FRP field inspection and in March 1997, the Partnership received a letter from the EPA indication that there were no "site specific violations" identified during the field inspection. In January 1998, the Partnership received a letter from the EPA requesting additional administrative revisions to Revision 2 of the Facility FRP submitted to the EPA during May 1997. On April 3, 1998, the EPA approved Revision 2 of the Facility FRP.


Employees

     The Partnership has no employees. The Project Management Firm provides overall management and administration services to the Partnership pursuant to a Project Administrative Services Agreement. The Project Management Firm provides ten site employees and support personnel in its Boston, Massachusetts and Bethesda, Maryland offices, who manage Unit 1 and Unit 2 on a combined basis.

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


ITEM 2.  PROPERTIES

     The Facility is located in the Town of Bethlehem, County of Albany, New York, on approximately 15.7 acres of land (the "Facility Site") which is leased by the Partnership from General Electric. In addition, the Partnership laterally owns an approximately 2.1 mile pipeline which is used for the transportation of natural gas from a point of interconnection with Tennessee's pipeline facilities to the Facility Site. General Electric has granted certain permanent easements for the location of certain of the Unit 1 and Unit 2 interconnection facilities and other structures.

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

Gas Transportation Proceedings

     As part of the ordinary course of business, the Partnership routinely files complaints and intervenes in rate proceedings filed with the FERC by its gas transporters, as well as related proceedings. During the first quarter of 1997, the FERC approved a settlement between the Partnership and Tennessee. The settlement was beneficial to the Partnership in that the Partnership received refunds for reductions in rates and established a mechanism whereby future rates would step down.

     A rate filing with the FERC made by Iroquois is currently pending. Iroquois is seeking rate adjustments and authority to collect additional costs for gas transportation services. During July 1998, FERC issued an initial decision, which would result in an approximate 25% reduction in rates charge by Iroquois. The initial decision is under appeal by Iroquois and the Partnership is anticipating a final decision by the FERC in the near future. In a rate proceeding involving Tennessee, the Partnership along with other incremental shippers appealed FERC's decision to reject roll-in of the incremental facilities into the general system. A successful decision would have substantially reduced the rates for incremental shippers. The circuit court has recently issued a decision upholding FERC's decision to reject roll-in. During 1999, FERC will be focusing on Notice of Proposed Rulemaking and Notice of Inquiry Initiatives. Under these Initiatives FERC will be reviewing many issues affecting the regulation of interstate natural gas pipelines, including such matters as short term capacity release mechanisms, negotiated rates, rate design and a general standardization of business practices.

Curtailment

     In August 1992, Niagara Mohawk filed a petition requesting the NYPSC to authorize Niagara Mohawk to curtail purchases from, and avoid payment obligations to, non-utility generators, including Qualifying Facilities such as the Facility during certain periods. Niagara Mohawk claimed that such curtailment would be consistent with PURPA, and the regulations promulgated thereunder, which contemplates utilities' curtailing purchases from Qualifying Facilities under certain circumstances. In October 1992, the NYPSC initiated a proceeding to investigate whether conditions existed justifying the exercise of the PURPA curtailment rights and, if so, to determine the procedures for implementing PURPA curtailment rights. Con Edison also filed a petition in this proceeding seeking to implement PURPA curtailment rights during certain periods. An administrative law judge appointed by the NYPSC held hearings during the spring of 1993, however, his opinion was never released. On August 30, 1996, the

NYPSC reopened the curtailment proceedings and directed an administrative law judge to prepare a recommended decision under an abbreviated deadline. On March 18, 1998, the NYPSC announced that an order instituting a curtailment policy would be forthcoming, however, a written order has not yet been issued. In conjunction with the execution of the Amended and Restated Niagara Mohawk Power Purchase Agreement on August 21, 1998, Niagara Mohawk waived any rights to curtail purchases from the Partnership.

     With respect to the Con Edison petition, the Partnership has taken the position in this proceeding that it should not be subject to curtailment as a result of this proceeding, even if the NYPSC grants Con Edison some measure of generic curtailment rights. The Partnership's position is based in part on the fact that Con Edison did not bargain for an express curtailment right in its Power Purchase Agreement and the Partnership agreed to permit Con Edison to direct the dispatch of Unit 2. Nevertheless, Con Edison has refused to expressly waive its claimed curtailment rights against dispatchable facilities and has not agreed to exempt the Facility from curtailment, notwithstanding the absence of contractual language in the Power Purchase Agreement granting the utility this right. If Con Edison was to receive NYPSC authorization to curtail power purchases from Qualifying Facilities including dispatchable facilities, it may seek to implement curtailment with respect to the Partnership by avoiding not only energy payments but also capacity payments during periods in which the Facility is curtailed. Such a reduction in energy payments and capacity payments could materially and adversely affect the Partnership's net operating revenues.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public market for Funding Corporation's common stock. The 10 issued and outstanding shares of common stock of Funding Corporation, $1.00 par value per share, are owned by the Partnership. All of the common equity interests of the Partnership are held by the Partners and, therefore, there is no established public market for the Partnership's common equity interests.


ITEM 6.  SELECTED FINANCIAL DATA

         Unit 1 and Unit 2 began commercial operations on April 17, 1992 and September 1, 1994, respectively. The selected financial data set forth below should be read in conjunction with the financial statements, related notes and other financial information included elsewhere herein.


                                                          Year Ended December 31,
                                            -----------------------------------------------------

                                               1998         1997           1996            1995         1994
                                               ----         ----           ----            ----         ----
                                                               (in thousands)
Statement of Operations
   Data:
  Operating revenues                       $165,986     $171,583       $174,442        $155,778     $ 72,707
  Cost of revenues                          112,487      121,305        119,747         114,491       52,331
  Other operating expenses                    5,130        6,584          6,669           7,174        5,009
  Operating income                           48,369       43,694         48,026          34,113       15,367
  Net interest expense                       32,048       32,234         32,844          32,392       17,094
  Write-off of deferred finance
   charges and interest rate hedge              ---          ---            ---             ---       34,885
                                          ----------   ----------   ------------   ------------   -----------
Net income (loss)                          $ 16,321     $ 11,460       $ 15,182        $  1,721     $(36,612)
                                          ==========   ==========   ============   ============   ===========



                                                                  December 31,

                                               1998         1997           1996            1995         1994
                                               ----         ----           ----            ----         ----
                                                                  (in thousands)
Balance Sheet Data:
  Plant and equipment (net)                $308,999     $321,537       $334,229        $346,285     $354,440
  Total assets                              374,383      385,874        401,454         416,080      441,555
  Long-term bonds                           381,133      385,955        389,253         391,420      392,000
  Partners' capital                         (46,810)     (32,282)       (18,810)          1,530       20,821


Supplementary Financial Information

     The following is a summary of the quarterly results of operations for the years ended December 31, 1996, December 31, 1997 and December 31, 1998.

                                                               Three Months Ended (unaudited)

                                    March 31              June 30          September 30        December 31
                                    --------              -------          ------------        -----------
                                                                      (in thousands)

Year Ended
  December 31, 1996
  Operating revenues               $ 46,405              $ 42,109           $ 41,139            $ 44,789
  Gross Profit                       16,572                12,276             11,569              14,278
  Net income                          6,275                 2,491              1,716               4,700

Year Ended
  December 31, 1997
  Operating revenues               $ 43,925              $ 40,850           $ 42,386            $ 44,422
  Gross Profit                       12,634                11,726             12,883              13,035
  Net income                          2,844                 1,986              2,968               3,662

Year Ended
  December 31, 1998
  Operating revenues               $ 41,409              $ 41,117           $ 43,421            $ 40,039
  Gross Profit                       13,301                12,347             15,986              11,865
  Net income                          3,722                 2,792              7,430               2,377


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Partnership owns a natural gas-fired, combined-cycle cogeneration facility consisting of two units, with revenues derived primarily from sales of electricity and, to a lesser extent, from sales of steam and natural gas. Unit 1 and Unit 2 began commercial operations on April 17, 1992 and September 1, 1994, respectively. The Partnership earned net income of approximately $16.3 million in 1998 and made cash distributions to the partners of approximately $30.8 million.

Results of Operations

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

     The Partnership earned net income of approximately $16.3 million for the year ended December 31, 1998 as compared to net income of approximately $11.5 million for the prior year. The increase in net income is primarily due to an increase in delivered energy to electric customers and lower fuel costs and other operating expenses.

     Total revenues for the year ended December 31, 1998 were approximately $166.0 million as compared to approximately $171.6 million for the prior year.

Electric Revenues (dollars and kWh's in millions):


                                                   For the Year Ended
                                   December 31, 1998                December 31, 1997
                      Dollars   kWh's   Capacity   Dispatch   Dollars   kWh's   Capacity   Dispatch
                      -------   -----   --------   --------   -------   -----   --------   --------
Unit 1                 35.8      472.0     67.62%    74.60%     33.1     403.9     57.23%     62.61%
Unit 2                123.0    2,040.6     87.89%    91.74%    124.4   1,886.6     81.18%     89.89%


     The "capacity factor" of Unit 1 and Unit 2 is the amount of energy produced by each Unit in a given time period expressed as a percentage of the total contract capability amount of potential energy production in that time period.

     The "dispatch factor" of Unit 1 and Unit 2 is the number of hours scheduled for electric delivery (regardless of output level) in a given time period expressed as a percentage of the total number of hours in that time period.

     Revenues from Unit 1 increased approximately $2.7 million for the year ended December 31, 1998 as compared to the prior year. During the year ended December 31, 1998 revenues from Niagara Mohawk and PG&E Energy Trading were approximately $34.0 million and $1.8 million, respectively. During the year ended December 31, 1997 all revenues from Unit 1 were from Niagara Mohawk. The increase in revenues from Unit 1 for the year ended December 31, 1998 was primarily due to an increase in delivered energy as evidenced by the increase in capacity factors from 57.23% to 67.62%, and improved contract pricing resulting from the execution of the Amended and Restated Niagara Mohawk Power Purchase Agreement on August 31, 1998 with terms and conditions retroactive to July 1, 1998. During the eight months ended August 31, 1998, with the exception of March and April, Niagara Mohawk dispatched Unit 1 on-line. Energy delivered during the majority of January and the entire month of February was sold at full contract rates. Energy delivered during the first four days of January, and the entire months of May and June was sold under special dispatch arrangements which called for the pricing of delivered energy at variable rates which were less than full contract rates. Had the Partnership not entered into special dispatch arrangements, the Unit would have otherwise been dispatched off-line during the relevant periods. Effective August 31, 1998, in conjunction with the execution of the

Amended and Restated Niagara Mohawk Power Purchase Agreement, Niagara Mohawk no longer has the right to direct the dispatch of Unit 1. See Part I Item 1. Business The Facility and Certain Project Contracts Niagara Mohawk for a detailed discussion of the Amended and Restated Niagara Mohawk Power Purchase Agreement. During the six months ended December 31, 1998, with the exception of October, the Partnership received Monthly Contract Payments and delivered energy up to the monthly contract quantity to Niagara Mohawk. During the month of October 1998, Niagara Mohawk was not required to make a Monthly Contract Payment and the Partnership sold all of the generated energy from Unit 1 to PG&E Energy Trading. During the months of July, August and September 1998 the Partnership sold all of the Excess Energy generated from Unit 1 to Niagara Mohawk. During the months of November and December 1998 the Partnership sold all of the Excess Energy generated from Unit 1 to PG&E Energy Trading. Energy delivered to PG&E Energy Trading was sold at negotiated market prices.

     Deferred revenues of approximately $0.3 million are also included in revenues from Niagara Mohawk during the year ended December 31, 1998. The deferred revenues resulted from the consummation of the transactions pursuant to the MRA. The $2.2 million payment made by the Partnership to Niagara Mohawk and the $10.3 million of payments received by the Partnership from Niagara Mohawk (representing net receipts to the Partnership of approximately $8.1 million) were a condition to the Amended and Restated Niagara Mohawk Power Purchase Agreement and are being deferred to be amortized over the ten-year term of the Amended and Restated Power Purchase Agreement. In addition, approximately $1.2 million in restructuring costs will also be amortized over the ten-year term of the Amended and Restated Niagara Mohawk Power Purchase Agreement. Deferred Revenues of approximately $6.6 million appear on the Partnership's Consolidated Balance Sheet at December 31, 1998.

     During the year ended December 31, 1997, with the exception of April, May and September, Niagara Mohawk dispatched Unit 1 on-line. Energy delivered during the months of June, July and August was sold at full contract rates. Energy delivered during January, February, March and December was sold under special dispatch arrangements which called for the pricing of delivered energy at variable rates less than full contract rates. Revenues for energy pursuant to special dispatch arrangements with Niagara Mohawk for the year ended December 31, 1998 were approximately $1.4 million as compared to approximately $6.2 million for the prior year.

     Revenues from Unit 2 decreased approximately $1.4 million for the year ended December 31, 1998 as compared to the prior year. During the year ended December 31, 1998, revenues from Con Edison and PG&E Energy Trading were approximately $122.8 million and $0.2 million as compared to approximately $124.3 million and $0.1 million, respectively for the prior year. The decrease in revenues from Unit 2 for the year ended December 31, 1998 was primarily due to the decrease in the Con Edison contract price for delivered energy resulting from lower index fuel prices. The decrease in the price of energy was partially offset by the increase in delivered energy as evidenced by the increase in capacity factors from 81.18% to 87.89%. Revenues from PG&E Energy Trading resulted from sales of generated capacity and energy in excess of contract amounts due under the Con Edison Power Purchase Agreement.

     Steam revenues for the year ended December 31, 1998 of approximately $0.3 million were reduced by a reserve of the same amount to reflect the annual true-up so that General Electric would be charged a nominal amount which is the annual equivalent of 160,000 lbs/hr. Steam revenues for the year ended December 31, 1997 of approximately $1.1 million were reduced by a reserve of approximately $0.7 million to reflect the annual true-up. Delivered steam for the year ended December 31, 1998 was approximately 1.4 billion pounds as compared to approximately 1.5 billion pounds in the prior year.

     Gas resale revenues for the year ended December 31, 1998 were approximately $7.2 million on sales of approximately 3.2 million MMBtu's as compared to approximately $13.6 million on sales of approximately 5.2 million MMBtu's for the prior year. The $6.4 million decrease in gas resale revenues during the year ended December 31, 1998 is primarily due to higher dispatch of Units 1 and 2 and lower natural gas resale prices, which resulted in lower volumes of natural gas becoming available for resale at lower prices. The decrease in natural gas resale prices during the year ended December 31, 1998 generally resulted from more moderate temperatures in the Northeast region as compared to colder temperatures, which resulted in higher demand for natural gas, during the prior year. The Partnership entered into gas resales during periods when Units 1 and 2 were not operating at full capacity.

     Fuel costs for the year ended December 31, 1998 were approximately $82.4 million on purchases of approximately 28.2 million MMBtu's as compared to approximately $90.5 million on purchases of approximately 28.2 million MMBtu's for the prior year. The $8.1 million decrease in the cost of fuel was primarily due to lower contract firm fuel rates which resulted from lower index fuel prices and lower transportation demand costs. During the years ended December 31, 1998 and 1997, fuel costs were reduced by approximately $0.9 million and $1.8 million, respectively as a result of the FERC approved settlement between the Partnership and Tennessee. See Part I Item 3. Legal Proceedings Gas Transportation Proceedings for a discussion of the settlement between the Partnership and Tennessee. The Partnership has foreign currency swap agreements to hedge against future exchange rate fluctuations under fuel transportation agreements which are denominated in Canadian dollars. During the years ended December 31, 1998 and 1997, fuel costs were increased by approximately $2.5 million and $1.5 million, respectively as a result of the currency swap agreements.

     Operating and maintenance expenses for the year ended December 31, 1998 were approximately $17.6 million as compared to approximately $18.1 million for the prior year. The $0.5 million decrease in operating and maintenance expenses was primarily due to lower utility and depreciation expenses.

     Total other operating expenses, excluding amortization of deferred financing charges, for the year ended December 31, 1998 were approximately $4.0 million as compared to approximately $5.4 million for the prior year. The $1.4 million decrease in other operating expenses, excluding amortization of deferred financing charges was due to lower affiliate administrative services and lower external legal and consulting services. The decrease in other operating expenses, excluding amortization of deferred financing charges was partially offset by a charge to write-off capitalized start-up costs in accordance with Statement of Position 98-5. See
Note 2 to the Consolidated Financial Statements for a discussion of Statement of Position 98-5.

     Amortization of deferred financing charges of approximately $1.2 million for the year ended December 31, 1998 was comparable to the prior year. Deferred financing charges are amortized using the effective interest method.

     Net interest expense for the year ended December 31, 1998 was approximately $32.0 million as compared to approximately $32.2 million for the prior year. The decrease in net interest expense is primarily due to lower bond interest expense resulting from the lower principal balance outstanding.

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

     The Partnership earned net income of approximately $11.5 million for the year ended December 31, 1997 as compared to net income of approximately $15.2 million for the prior year. The decrease in net income is primarily due to lower gas resale revenues, which was primarily due to the higher dispatch and capacity of Units 1 and 2.

     Total revenues for the year ended December 31, 1997 were approximately $171.6 million as compared to approximately $174.4 million for the prior year.

Electric Revenues (dollars and kWh's in millions):

                                                   For the Year Ended
                                   December 31, 1997                      December 31, 1996
                      -------------------------------------     -------------------------------------

                      Dollars   kWh's   Capacity   Dispatch     Dollars   kWh's   Capacity   Dispatch
                      -------   -----   --------   --------     -------   -----   --------   --------
Unit 1                 33.1     403.9     57.23%    62.61%       29.9     303.1    44.81%      54.50%
Unit 2                124.4   1,886.6     81.18%    89.89%      117.2   1,623.7    69.71%      87.61%


     Revenues from Unit 1 increased approximately $3.2 million for the year ended December 31, 1997 as compared to the prior year. During the years ended December 31, 1997 and 1996 all of the revenues from Unit 1 were from Niagara Mohawk. Revenues for the year ended December 31, 1997 were favorably impacted by an increase in delivered energy to Niagara Mohawk, as evidenced by the increase in the capacity factors from 44.81% to 57.23% which was partially offset by a decrease in the Niagara Mohawk contract price for delivered energy. For the year ended December 31, 1997, Niagara Mohawk dispatched Unit 1 on-line for the months of January, February, March, June, July, August, October, November and December at full contract rates except for the months of January, February, March and December. Energy delivered in January, February, March and December was sold under special dispatch arrangements which called for the pricing of the delivered energy at variable rates less than full contract rates. For the year ended December 31, 1996, Niagara Mohawk dispatched Unit 1 on-line for all months except March primarily at full contract rates. Revenues for energy delivered pursuant to special dispatch arrangements with Niagara Mohawk for the year ended December 31, 1997 were approximately $6.2 million as compared to approximately $29.0 thousand for the prior year.

     Revenues from Unit 2 increased approximately $7.2 million for the year ended December 31, 1997 as compared to the prior year. During the year ended December 31, 1997, revenues from Con Edison and PG&E Energy Trading were approximately $124.3 million and $0.1 million as compared to approximately $117.1 million and $0.1 million, respectively for the prior year. The increase in revenues from Unit 2 for the year ended December 31, 1997 was primarily due to an increase in delivered energy as evidenced by the increase in capacity factors from 69.71% to 81.18%.

     Pursuant to the Steam Sales Agreement General Electric may implement productivity or energy efficiency projects in its manufacturing processes, including projects involving the production of steam within the GE Plant commencing in 1996. General Electric implemented an energy efficiency project in 1997 that reduced the quantity of steam required by the GE Plant. Under the energy efficiency project, General Electric anticipates managing its annual average steam demand at 160,000 lbs/hr. Steam revenues for the year ended December 31, 1997 of approximately $1.1 million were reduced by a reserve of approximately $0.7 million to reflect the annual true-up so that General Electric would be charged a nominal amount which is the annual equivalent of 160,000 lbs/hr. Steam revenues for the year ended December 31, 1996 of approximately $2.9 million were reduced by a reserve of approximately $0.2 million to reflect the annual true-up. Delivered steam for the year ended
December 31, 1997 was approximately 1.5 billion pounds as compared to approximately 1.9 billion pounds in the prior year. The decrease in steam revenues is due to lower steam demand as a result of the energy efficiency project implemented by General Electric.

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

     Fuel costs for the year ended December 31, 1997 were approximately $90.5 million on purchases of approximately 28.2 million MMBtu's as compared to approximately $89.2 million on purchases of approximately 28.5 million MMBtu's for the prior year. The $1.3 million increase in the cost of fuel primarily resulted from higher contract firm fuel rates due to higher index fuel prices and rate increases under the firm transportation contracts. During the year ended December 31, 1997, fuel costs were reduced by approximately $1.8 million as a result of the FERC approved settlement between the Partnership and Tennessee. See Part I Item 3. Legal Proceedings Gas Transportation Proceedings for a discussion of the settlement between the Partnership and Tennessee. The 0.3 million MMBtu decrease for the year ended December 31, 1997 as compared to the prior year is primarily due to a reduction in firm fuel purchases from suppliers. The Partnership has foreign currency swap agreements to hedge against future exchange rate fluctuations under fuel transportation agreements which are denominated in Canadian dollars. During the years ended December 31, 1997 and 1996, fuel costs were increased by approximately $1.5 million and $1.3 million, respectively as a result of the currency swap agreements.

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

     Amortization of deferred financing charges of $1.2 million for the year ended December 31, 1997 was comparable to the prior year. Deferred financing charges are amortized using the effective interest method.

     Net interest expense for the year ended December 31, 1997 was approximately $32.2 million as compared to approximately $32.8 million for the prior year. The decrease in net interest expense is primarily due to higher interest income and lower bond interest expense resulting from the lower principal balance outstanding.


Liquidity and Capital Resources

     Net cash provided by operating activities for the year ended December 31, 1998 was approximately $37.5 million as compared to approximately $26.6 million for the prior year. The increase in net cash provided by operating activities is primarily due to the increase in net income and the net activity of approximately $6.9 million resulting from the consummation of the transactions relating to the Amended and Restated Niagara Mohawk Power Purchase Agreement pursuant to the MRA. See Part I Item 1. Business The Facility and Certain Project Contracts Niagara Mohawk for a detailed discussion of the Amended and Restated Niagara Mohawk Power Purchase Agreement.

     Net cash used in investing activities for the year ended December 31, 1998 was approximately $177.0 thousand as compared to net cash provided by investing activities of approximately $16.0 thousand for the prior year. Net cash flows used in or provided by investing activities primarily represent additions or adjustments to plant and equipment, respectively. During the year ended December 31, 1998, approximately $260.0 thousand of previously capitalized start-up costs were written-off in accordance with Statement of Position 98-5. See Note 2 to the Consolidated Financial Statements for a discussion of Statement of Position 98-5.

     Net cash used in financing activities for the year ended December 31, 1998 was approximately $36.8 million as compared to approximately $27.9 million for the prior year. The increase in net cash flows used in financing activities for the year ended December 31, 1998 is primarily due to more cash becoming available to distribute to Partners and deposit into Restricted Funds. Pursuant to the Partnership's Depositary and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent, the Partnership is required to maintain certain Restricted Funds. Net cash flows used in financing activities for the years ended December 31, 1998 and 1997 primarily represent distributions of monies to Partners, net deposits of monies into the Major Maintenance Reserve Fund and Debt Service Reserve Fund and payments of principal on long-term debt.

     The debt service coverage ratio for 1998 calculated pursuant to the Indenture was 1.83:1.

Credit Agreement

     The Partnership has available for its use a $10.4 million Credit Agreement ("Credit Agreement"), which is to be used by the Partnership for required letters of credit related to various project contracts and for working capital purposes. The maximum amount available under the Credit Agreement for working capital purposes is $5.0 million. At December 31, 1998, no draws had been made against the outstanding letters of credit and no working capital loans were outstanding under the Credit Agreement. The Credit Agreement expires on August 1, 2001.

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

     The Major Maintenance Reserve Fund relates to certain anticipated annual and periodic major maintenance to be performed on certain of the Facility's machinery and equipment at future dates. The Fund Requirement is developed by the Partnership and approved by an independent engineer for the Trustee and can be adjusted on an annual basis, if needed. At December 31, 1998, the balance in this Fund was approximately $5.6 million, which exceeded the current Fund Requirement of $4.4 million.

     The Interest and Principal Funds relate primarily to the current debt service on the outstanding Bonds. The applicable Fund Requirement is the amount due and payable on the next semi-annual payment date. On December 26, 1998, the monies available in the Interest and Principal Funds were used to make the semi-annual interest and principal payments. Therefore, the balance in the Interest and Principal Funds at December 31, 1998 were $0. The June 26, 1999 Interest and Principal Fund Requirements will be approximately $17.1 million and approximately $2.0 million, respectively.

     The Fund Requirement for the Debt Service Reserve Fund is an amount equal to the maximum amount of debt service due in respect of all the Bonds outstanding for any six-month period during the succeeding three-year period. At December 31, 1998, the balance in this Fund was approximately $22.6 million. The June 26, 1999 Fund Requirement will remain at approximately $22.6 million.

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

Year Ended December 31, 1999

     During 1999, the Partnership anticipates Con Edison to dispatch the Unit 2 at levels consistent with the prior year. In order to achieve dispatch levels similar to those of the prior year, or exceed them, the Partnership may enter into special dispatch arrangements which will ultimately enhance the operations, revenues and cash flows of the Partnership. Additionally, the Amended and Restated Niagara Mohawk Power Purchase Agreement transfers dispatch decision-making authority from Niagara Mohawk to the Partnership. In effect, Unit 1 will operate on a "merchant-like" basis, whereby the Partnership will have the ability and flexibility to dispatch Unit 1 based on, then current, market conditions.

     As of March 1999, natural gas resale prices for 1999 have been below the prior year's prices and the Partnership expects, on the average, such prices to remain below 1998 levels for the balance of 1999.

     Future operating results and cash flows from operations are also dependent on, among other things, the performance of equipment and processes as expected, levels of dispatch, the receipt of certain capacity and other fixed payments, electricity prices, natural gas resale prices, fuel deliveries and prices as contracted. A significant change in any of these factors could have a material adverse effect on the results for the Partnership.

     The Partnership believes that based on current conditions and circumstances it will have sufficient liquidity available provided by cash flows from operations to fund existing debt obligations and operating costs.

Year 2000

     The Year 2000 issue exists because many computer programs use only two digits to refer to a year, and was developed without considering the impact of the upcoming change in the century. If the Partnership's computer systems fail or function incorrectly due to not being made Year 2000 ready, they could directly and adversely affect the Partnership's ability to generate or deliver products and services or could otherwise affect safety, revenues or reliability for such a period of time as to lead to unrecoverable consequences.

     The Partnership's plan to address the Year 2000 issues focuses on mission-critical systems whose components are categorized as in-house software, vendor software, embedded systems and computer hardware. The four phases of the plan to address these systems are inventory and assessment, remediation, testing, and certification. Certification occurs when mission-critical systems are formally determined to be Year 2000 ready.

     The Partnership's Year 2000 project is proceeding generally on schedule. The Partnership has determined that its only mission-critical software is vendor software. As to mission-critical vendor software, Year 2000 ready upgrades are being obtained from the vendors, tested as appropriate and certified once all necessary steps are completed. The Partnership expects to finish this process for all mission-critical vendor software in the second quarter of 1999.

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

     In addition to internal systems, the Partnership depends upon external parties, including customers, suppliers, business partners, gas and electric system operators, government agencies, and financial institutions to support the functioning of its business. To the extent that any of these parties are considered mission-critical to the Partnership's business and experience Year 2000 problems in their systems, the Partnership's mission-critical business functions may be adversely affected. To deal with this vulnerability, the Partnership has another phased approach. The primary phases for dealing with external parties are: (1) inventory, (2) action planning, (3) risk assessment, and (4) contingency planning.

     The Partnership has completed its inventory and action planning phases for mission-critical external parties. The Partnership expects to complete the risk assessment and contingency planning phases in the second quarter of 1999.

     Although the Partnership expects its efforts and those of its external parties to be largely successful, the Partnership recognizes that with the complex interaction of today's computing and communication systems, it cannot be certain the Partnership will be completely successful. Therefore, contingency plans for Year 2000 readiness are being developed and tested throughout 1999 to address its external dependencies as well as any significant schedule delays of mission-critical system work, should they occur. These plans will take into account possible interruptions of power, computing, financial, and communications infrastructures. Due to the speculative nature of contingency planning, however, it is uncertain whether these plans will be sufficient to remove the risk of material impacts on the Partnerships operations resulting from Year 2000 problems.

     Through December 1998, the Partnership spent approximately $126,000 to assess and remediate Year 2000 problems. The Partnership's estimate of future costs to address mission-critical Year 2000 issues is approximately $315,000. About $100,000 of these remaining Year 2000 costs will be capitalized because they relate to the purchase and installation of systems and equipment for general business purposes, and the remaining $215,000 will be expensed.

     Based on the Partnership's current schedule for the completion of Year 2000 tasks, the Partnership expects to secure Year 2000 readiness of its mission-critical systems on or before the end of the third quarter of 1999. However, as the Partnership's current schedule is partially dependent on the efforts of third parties, their delays may cause the Partnership's schedule to change.

     If the Partnership, or third parties with whom the Partnership has significant business relationships, fail to achieve Year 2000 readiness of mission-critical systems, there could be a material adverse impact on the Partnership's financial position, results of operations, and cash flows.


Cautionary Statement Regarding Forward-Looking Statements

     Certain statements included herein are forward-looking statements concerning the Partnership's operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including general business and economic conditions, the performance of equipment and processes as expected, levels of dispatch, the receipt of certain capacity and other fixed payments, electricity prices, natural gas resale prices, fuel deliveries and prices as contracted and issues related to year 2000 compliance.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect its future results of operations and financial condition. The Partnership manages its exposure to these risks through its regular operating and financing activities. The Partnership does not enter into derivative financial instruments for trading purposes.

Interest Rates

     The Partnership's cash and restricted cash are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and restricted cash and the variable rate that these financial instruments may adjust to in the future. A 10% decrease in year-end 1998 interest rates would result in a negative impact of approximately $0.2 million on the Partnership's net income.

     The Partnership's long-term bonds have fixed interest rates. Changes in the current market rates for the bonds would not result in a change in interest expense due to the fixed coupon rate of the bonds. See Notes 4 and 5 to the Consolidated Financial Statements.

Foreign Currency Exchange Rates

     The Partnership's currency swap agreements hedge against future exchange rate fluctuations which could result in additional costs incurred under fuel transportation agreements which are denominated in a foreign currency. In the event a counterparty fails to meet the terms of the agreements, the Partnership's exposure is limited to the currency exchange rate differential. During the year ended December 31, 1998 the exchange rate differential would have a negative impact of approximately $2.5 million on the Partnership's net income. See Notes 4 and 5 to the Consolidated Financial Statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The financial statements and supplementary data required by this item are presented under Item 14 and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------------

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE FUNDING CORPORATION AND THE MANAGING GENERAL PARTNER
          -----------------------------------------------------------

     The Managing General Partner is authorized to manage the day to day business and affairs of the Partnership and to take actions which bind the Partnership, subject to certain limitations set forth in the Partnership Agreement. The Managing General Partner has a Board of Directors consisting of two persons elected by its sole stockholder, JMC Selkirk Holdings, Inc. ("Holdings"), a direct subsidiary of Beale. Pursuant to a board representation agreement with GPUI, Holdings may elect at least four members, and GPUI has the right, at its option, to designate a fifth member of the Board of Directors of the Managing General Partner.

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

         Selkirk Cogen Funding Corporation:

                  Name             Age                  Position
                  ----             ---                  --------
         P. Chrisman Iribe......   47            President and Director
         Stephen A. Herman......   55            Director
         John R. Cooper.........   51            Senior Vice President and Chief
                                                   Financial Officer
         Douglas F. Egan........   41            Senior Vice President
         David N. Bassett.......   51            Treasurer

         Managing General Partner:
         ------------------------

                  Name             Age                        Position
                  ----             ---                        --------
         P. Chrisman Iribe.......   47           President and Director
         Stephen A. Herman.......   55           Director
         John R. Cooper..........   51           Senior Vice President and Chief
                                                    Financial Officer
         Douglas F. Egan.........   41           Senior Vice President
         David N. Bassett........   51           Treasurer

         P. Chrisman Iribe is President and Chief Operating Officer of U.S. Generating, an affiliate of the Partnership, and has been with U.S. Generating since it was formed in 1989. Prior to joining U.S. Generating, Mr. Iribe was senior vice president for planning, state relations and public affairs with ANR Pipeline Company, a natural gas pipeline company and a subsidiary of the Coastal Corporation. Mr. Iribe has been a Director of the Funding Corporation since 1996 and a Director of the Managing General Partner since 1995.

     Stephen A. Herman is Senior Vice President and General Counsel of U.S. Generating, an affiliate of the Partnership, and has been with U.S. Generating since August 1990. . Prior to joining U.S. Generating, he was a partner for 15 years with the Washington, D.C. law firm of Kirkland and Ellis. Mr. Herman has been a Director of the Funding Corporation and the Managing General Partner since 1998.

     John R. Cooper is Senior Vice President and Chief Operating Officer of U.S. Generating, an affiliate of the Partnership, and has been with U.S. Generating, since it was formed in 1989. Prior to joining U.S. Generating, he spent 3 years as a Chief Financial Officer with a European oil, shipping and banking group. Prior to 1986, Mr. Cooper spent 7 years with Bechtel Financing Services, Inc., where his last position was Vice President and Manager.

     Douglas F. Egan is Senior Vice President of U.S. Generating, an affiliate of the Partnership, and has been with U.S. Generating since Beale's acquisition of J. Makowski Company in 1995 where he was vice president of the electric projects group. Prior to 1991 he was general counsel for Intercontinental Energy Corporation, a developer and owner/operator of cogeneration facilities. Prior to 1987 he was an associate with the law firm of Murtha Cullina Richter & Pinney.

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


ITEM 11.  EXECUTIVE AND BOARD COMPENSATION AND BENEFITS

     No cash compensation or non-cash compensation was paid in any prior year or during the year ended December 31, 1998 to any of the officers, directors and representatives referred to under Item 10 above for their services to the Funding Corporation, the Managing General

Partner or the Partnership. Overall management and administrative services for the Facility are being performed by the Project Management Firm at agreed-upon billing rates which are adjusted quadrennially, if necessary, pursuant to the Administrative Services Agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Partnership is a limited partnership wholly owned by its Partners. The following information is given with respect to the Partners of the Partnership:

                                                                Nature
                           Name and Address                   of Beneficial             Percentage
Title of Class             of Beneficial Owner                Ownership (1)             Interest (2)
--------------             -------------------                -------------             ------------

Partnership Interest       JMC Selkirk, Inc. (3)              Managing General          (i)  2.0417%
                           One Bowdoin Square                 Partner                  (ii) 22.4000%
                           Boston, Massachusetts 02114        Limited Partner         (iii) 18.1440%

Partnership Interest       PentaGen Investors, L.P.* (3)(4)   Limited Partner           (i)  5.2502%
                           One Bowdoin Square                                          (ii) 57.6000%
                           Boston, Massachusetts 02114                                (iii) 46.6560%

Partnership Interest       Cogen Technologies                 General Partner           (i)  1.0000%
                             Selkirk GP, Inc.                                         (iii)   .2211%
                           1700 Louisiana Street
                           Houston, Texas  77002 (5)

Partnership Interest       Cogen Technologies                 Limited Partner            (i) 78.1557%
                             Selkirk LP, Inc.                                          (iii) 17.2789%
                           1700 Louisiana Street
                           Houston, Texas  77002 (5)

Partnership interest       EI Selkirk, Inc.  (6)              Limited Partner            (i) 13.5523%
                           One Upper Pond Road                                          (ii) 20.0000%
                           Parsippany, New Jersey 07054                                (iii) 17.7000%

*Formerly known as JMCS I Investors, L.P.

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

(3) Beale (formerly known as J. Makowski Company) is the indirect beneficial owner of JMC Selkirk and a 50% indirect beneficial owner of Investors. The capital stock of Beale is held by USGen Power (89.1%) and Cogentrix (10.9%).

(4) 50% of the interests in Investors are beneficially owned by Tomen Corporation, a Japanese trading company.

(5) Cogen Technologies GP is beneficially owned by Robert C. McNair (88.3%) and members of his family (11.7%). As of February 4, 1999, Cogen Technologies LP is beneficially owned by 100% by Robert C. McNair. Mr. McNair has voting control of each of Cogen Technologies GP and Cogen Technologies LP.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     JMCS I Management, an indirect, wholly-owned subsidiary of PG&E Generating, provides management and administrative services for the Facility under the Administrative Services Agreement. All of the directors and officers of the Managing General Partner and the Funding Corporation listed in Item 10 of this Report are also directors or officers, as the case may be, of JMCS I Management. See Note 7 to the Consolidated Financial Statements, appearing elsewhere in this report, for a discussion of the Partnership's related party transactions.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

         The following financial statements are filed as part of this Report:

           Report of Independent Public Accountants ....................     F-1

           Consolidated Balance Sheets as of December 31, 1998 and 1997..    F-2

           Consolidated Statements of Operations for the years ended
           December 31, 1998, 1997 and 1996..............................    F-3

           Consolidated Statements of Partners' Capital for the years ended
           December 31, 1998, 1997 and 1996..............................    F-4

           Consolidated Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996..............................    F-5

           Notes to Consolidated Financial Statements....................    F-6

     2.  Financial Statement Schedule

         The  following  financial  statement  schedule is filed as part of this
Report:

           Schedule II     Valuation and Qualifying Accounts.............    S-1

         All other schedules have been omitted because the information is not applicable.

     3.  Exhibits

         The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

(b)      Reports on Form 8-K

         On March 9, 1999, the Registrant filed a report on Form 8-K disclosing a change in its independent accounting firm.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Selkirk Cogen Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Selkirk Cogen Partners, L.P. (a Delaware limited partnership) and its subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years ended December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Selkirk Cogen Partners, L.P. and its subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Partnership's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, based on our audit, fairly states, in all material respects, the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

                                                   ARTHUR ANDERSEN LLP


Washington, D.C.
January 12, 1999

                          SELKIRK COGEN PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   December 31,     December 31,
                                                       1998             1997
                                                   ------------     ------------
ASSETS
------

Current assets:
  Cash and cash equivalents .................       $    1,839       $    1,337
  Restricted funds ..........................            4,185            6,509
  Accounts receivable .......................           14,281           17,764
  Due from affiliates .......................              743               14
  Fuel inventory and supplies ...............            5,033            4,936
  Other current assets ......................              333              338
                                                   ------------     ------------
      Total current assets ..................           26,414           30,898

Plant and equipment .........................          371,202          371,285
Less:  Accumulated depreciation .............           62,203           49,748
                                                   ------------     ------------
  Net plant and equipment ...................          308,999          321,537

Long-term restricted funds ..................           28,188           21,494

Deferred financing charges, net
  of accumulated amortization of
  $5,499 at December 31, 1998 and
  $4,336 at December 31, 1997 ...............           10,782           11,945
                                                   ------------     ------------
          Total Assets                              $  374,383       $  385,874
                                                   ============     ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Current liabilities:
  Accounts payable ..........................       $      617       $    1,663
  Accrued expenses ..........................           12,614           15,047
  Due to affiliates .........................              639              498
  Current portion of long-term bonds ........            4,822            3,298
                                                   ------------     ------------
      Total current liabilities .............           18,692           20,506

Deferred revenues ...........................            6,565              ---
Other long-term liabilities .................           14,803           11,695
Long-term bonds, less current portion .......          381,133          385,955

Commitments and contingencies (Note 6)

General partners' capital ...................             (457)            (311)
Limited partners' capital ...................          (46,353)         (31,971)
                                                   ------------     ------------
      Total partners' capital ...............          (46,810)         (32,282)
                                                   ------------     ------------
          Total Liabilities and Partners' Capital   $  374,383       $  385,874
                                                   ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                          SELKIRK COGEN PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                             For the            For the            For the
                                                            Year Ended         Year Ended         Year Ended
                                                           December 31,       December 31,       December 31,
                                                               1998               1997               1996
                                                           ------------       ------------       ------------
Operating revenues:
  Electric and steam ................................       $  158,805         $  157,940         $  149,793
  Gas resale ........................................            7,181             13,643             24,649
                                                           ------------       ------------       ------------
      Total operating revenues ......................          165,986            171,583            174,442

Cost of revenues:
  Fuel costs ........................................           82,392             90,526             89,177
  Other operating and maintenance expenses ..........           17,594             18,103             17,913
  Depreciation ......................................           12,501             12,676             12,657
                                                           ------------       ------------       ------------
      Total cost of revenues ........................          112,487            121,305            119,747
                                                           ------------       ------------       ------------

Gross profit ........................................           53,499             50,278             54,695

Other operating expenses:
  Administrative services - affiliates ..............            1,931              2,852              2,715
  Other general and administrative expenses .........            2,036              2,562              2,781
  Amortization of deferred financing charges ........            1,163              1,170              1,173
                                                           ------------       ------------       ------------
      Total other operating expenses ................            5,130              6,584              6,669
                                                           ------------       ------------       ------------

Operating income ....................................           48,369             43,694             48,026

Interest (income) expense:
  Interest income ...................................           (2,298)            (2,325)            (1,956)
  Interest expense ..................................           34,346             34,559             34,800
                                                           ------------       ------------       ------------
      Net interest expense ..........................           32,048             32,234             32,844
                                                           ------------       ------------       ------------

Net Income ..........................................       $   16,321         $   11,460         $   15,182
                                                           ============       ============       ============

Allocated to:
  General partners ..................................       $      163         $      115         $      152
  Limited partners ..................................           16,158             11,345             15,030
                                                           ------------       ------------       ------------
      Total .........................................       $   16,321         $   11,460         $   15,182
                                                           ============       ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                          SELKIRK COGEN PARTNERS, L.P.
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
              For the years ended December 31, 1998, 1997 and 1996
                                 (in thousands)


                                         General        Limited
                                         Partners       Partners        Total
                                        ----------     ----------     ----------

Balance at December 31, 1995 .....      $      43      $   1,487      $   1,530
  Cash distributions .............           (368)       (35,154)       (35,522)
  Net income .....................            152         15,030         15,182
                                        ----------     ----------     ----------
Balance at December 31, 1996 .....           (173)       (18,637)       (18,810)
                                        ----------     ----------     ----------
  Cash distributions .............           (253)       (24,679)       (24,932)
  Net income                                  115         11,345         11,460
                                        ----------     ----------     ----------
Balance at December 31, 1997 .....           (311)       (31,971)       (32,282)
                                        ----------     ----------     ----------
  Cash distributions .............           (309)       (30,540)       (30,849)
  Net income .....................            163         16,158         16,321
                                        ----------     ----------     ----------
Balance at December 31, 1998 .....      $    (457)     $ (46,353)     $ (46,810)
                                        ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          SELKIRK COGEN PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                             For the            For the            For the
                                                            Year Ended         Year Ended         Year Ended
                                                           December 31,       December 31,       December 31,
                                                               1998               1997               1996
                                                           ------------       ------------       ------------
Net cash provided by (used in) operating activities:
  Net income .........................................      $   16,321         $   11,460         $   15,182
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Provision for SOP 98-5 ...........................             214                ---                ---
    Depreciation and amortization ....................          13,664             13,846             13,830
    Change in assets and liabilities:
      Restricted funds ...............................          (1,696)              (483)               (38)
      Accounts receivable ............................           3,483              2,135             (2,582)
      Due from affiliates ............................            (729)                26                (23)
      Fuel inventory and supplies ....................             (97)              (535)              (828)
      Other current assets ...........................               5                111                563
      Accounts payable ...............................          (1,046)             1,075                216
      Accrued expenses ...............................          (2,433)            (1,577)             3,376
      Due to affiliates ..............................             141               (439)               675
      Deferred revenues ..............................           6,565                ---                ---
      Other long-term liabilities ....................           3,108              1,017              2,163
                                                           ------------       ------------       ------------
          Total adjustments ..........................          21,179             15,176             17,352
                                                           ------------       ------------       ------------
            Net cash provided by
              operating activities ...................          37,500             26,636             32,534

Cash flows provided by (used in) investing activities:
  Plant and equipment additions ......................            (177)                16               (601)
                                                           ------------       ------------       ------------
            Net cash provided by (used in)
              investing activities ...................            (177)                16               (601)

Cash flows provided by (used in) financing activities:
  Restricted funds ...................................          (2,674)              (790)             4,224
  Cash distributions to partners .....................         (30,849)           (24,932)           (35,522)
  Payments of principal on long-term debt ............          (3,298)            (2,167)              (580)
  Advances from a customer ...........................             ---                (17)              (136)
                                                           ------------       ------------       ------------
            Net cash used in
              financing activities ...................         (36,821)           (27,906)           (32,014)

Net increase (decrease) in cash ......................             502             (1,254)               (81)
Cash at beginning of period ..........................           1,337              2,591              2,672
                                                           ------------       ------------       ------------
Cash at end of period ................................      $    1,839         $    1,337         $    2,591
                                                           ============       ============       ============


Supplemental disclosures of cash flow information:

  Cash paid for interest .............................      $   34,349         $   34,561         $   34,781
                                                           ============       ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                          SELKIRK COGEN PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997


1.       Organization and business
         -------------------------

         Selkirk Cogen Partners, L.P. (the Partnership) was organized on December 15, 1989 as a Delaware limited partnership. Prior to the Partnership agreement, the partners had a cost sharing arrangement for costs incurred from the project's inception in October 1987. See Note 3 for a discussion of the general and limited partners and their respective equity interests.

         Selkirk Cogen Funding Corporation (Funding Corporation) was organized as a wholly-owned subsidiary of the Partnership for the sole purpose of facilitating financing activities of the Partnership (see Note 4). The Funding Corporation has no operations. All of the issued and outstanding capital stock of the Funding Corporation is owned by the Partnership. The obligations of the Funding Corporation in respect of the bonds are unconditionally guaranteed by the Partnership. The financial statements of the Partnership and the Funding Corporation are prepared on a consolidated basis.

         JMCS I Management, Inc., an affiliate of the Managing General Partner, JMC Selkirk, Inc. is acting as the project management firm for the Partnership, and as such is responsible for the implementation and administration of Partnership's business under the direction of the Managing General Partner. All of the officers and directors of the JMC Selkirk, Inc. and Funding Corporation are also officers of JMCS I Management, Inc.

         The Partnership was formed for the purpose of constructing, owning and operating a natural gas-fired combined-cycle cogeneration facility located on General Electric Company's (General Electric) property in Bethlehem, New York (the Facility). The Facility consists of one unit (Unit 1), with an electric generating capacity of approximately 79.9 megawatts (MW) and a second unit (Unit 2), with an electric generating capacity of approximately 265 MW. Unit 1 and Unit 2 have been designed to operate independently for electrical generation, while thermally integrated for steam generation, thereby optimizing efficiencies in the combined performance of the Facility. The Partnership received construction financing for Unit 1 in June 1990 and commercial operations commenced on April 17, 1992. Unit 2 obtained construction financing in October 1992 and commercial operations commenced September 1, 1994. Both Units are fueled by Canadian natural gas purchased under firm 15-year natural gas supply contracts (extendible to 20 years upon satisfaction of certain conditions). Prior to June 30, 1998, Unit 1 sold at least 79.9 MW of electric capacity and associated energy to Niagara Mohawk Power Corporation (Niagara Mohawk) under a 20-year contract. On August 31, 1998 the Partnership and Niagara Mohawk
         executed  an  Amended  and  Restated   Niagara  Mohawk  Power  Purchase
         Agreement.

                          SELKIRK COGEN PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

        The term of the Amended and Restated Niagara Mohawk Power Purchase Agreement is ten years from June 30, 1998. The Amended and Restated
        Niagara Mohawk Power Purchase Agreement transfers dispatch decision-making authority of at least 79.9 MW of electric capacity and associated energy from Niagara Mohawk to the Partnership. Unit 2 is selling 265 MW of electric capacity and associated energy to
        Consolidated Edison Company of New York (Con Edison) under a 20-year contract. Also, the Partnership makes excess gas lay-off sales during periods when Units 1 and 2 are not operating at full capacity (see Note
        6). However, historical natural gas resale prices have resulted in significant gas resale margins for the Partnership. Historical natural gas prices may not be indicative of future natural gas market prices.

        The Facility is currently certified as a qualifying facility (Qualifying Facility) under the Public Utility Regulatory Policy Act of 1978, as amended (PURPA). Accordingly, the prices charged for the sale of electricity and steam are not regulated. When Unit 2 commenced operations, the Facility was no longer qualified by the State of New York but continues to be certified by the Federal Energy Regulatory Commission (FERC) as a Qualifying Facility. However, this is not expected to have a material impact on the Partnership's financial position or operations. Certain fuel transportation agreements entered into by the Partnership are subject to regulation on the federal and provincial levels in Canada. The Partnership has obtained all material Canadian governmental permits and authorizations required for operation.


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

         Principles of consolidation
         ---------------------------

         The consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996 include the activities of the Funding Corporation. All intercompany balances and transactions have been eliminated in consolidation.

                          SELKIRK COGEN PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



         Cash and cash equivalents
         -------------------------

         The Partnership considers all non restricted liquid securities with an original maturity of three months or less to be cash equivalents.

         Restricted funds and long-term restricted funds
         -----------------------------------------------

         All cash and cash equivalents are restricted as to their use under the Deposit and Disbursement Agreement. Certain of the Restricted funds are associated with transactions or events which are applicable to periods beyond the current accounting period and are, therefore, classified as long-term. All other Funds are classified as current assets (See Note
         4).

         Fuel inventory and supplies
         ---------------------------

         Inventories are stated at the lower of cost or market. Costs for materials, supplies and fuel oil inventories were determined on an average cost method.

         Plant and equipment
         -------------------

         Plant and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets as follows:

              Cogeneration facility                        30 years
              Computer systems                              7 years
              Office equipment                              5 years

         A major overhaul reserve is recorded based upon the costs for periodic overhauls of major systems within the Facility. Major overhauls are required on a multiple-year cycle basis. The major overhaul reserve is included in other long-term liabilities in the balance sheet and had a carrying amount of approximately $6,543,000 and $5,105,000 at December 31, 1998 and 1997, respectively. The provision charged for the maintenance and repairs reserve is included in other operating and maintenance expenses in the in the consolidated statements of operations. The provision charged for the major overhaul reserve during the years ended December 31, 1998, 1997 and 1996 was $1,814,000, $1,800,576 and $1,800,576, respectively. Other maintenance and repairs are charged to expense as incurred.

                          SELKIRK COGEN PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


         Deferred financing charges
         --------------------------

         Deferred financing charges relate to costs incurred to issue long-term obligations and are amortized using the effective interest rate method over the lives of the loans to which they pertain.

         Accrued expenses
         ----------------

         Accrued expenses consist of the following (in thousands):

                                       December 31,                 December 31,
                                          1998                          1997
                                       ------------                 ------------
         Accrued fuel costs              $  8,130                      $ 10,002
         Accrued PILOT                      1,250                         1,150
         Accrued utilities                    852                           924
         Accrued plant purchases               75                           391
         Accrued bond interest                379                           382
         Accrued GE steam refund              506                           668
         Other accrued expenses             1,422                         1,530
                                       -----------                  ------------
                                       $   12,614                      $ 15,047
                                       ===========                  ============

         Real estate taxes
         -----------------

         Real estate tax payments made under the Partnership's payment in lieu of taxes (PILOT) agreement are recognized on a straight-line basis over the term of the agreement.

         Deferred revenues
         -----------------

         The net cash receipts and restructuring costs resulting from the execution of the Amended and Restated Niagara Mohawk Power Purchase Agreement are being deferred to be amortized over the ten year term of the Amended and Restated Power Purchase Agreement (See Note 6).

         Currency swap agreements
         ------------------------

         In connection with its asset and liability management policies, the Partnership entered into foreign currency swap agreements as discussed in Note 4. Gains and losses on currency exchange contracts are deferred as hedges of firmly committed transactions and recognized in income in the same period that the hedged transactions are realized. In the unlikely event that the underlying transaction terminates, the deferred gains and

                          SELKIRK COGEN PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


        losses on the associated swap agreement will be recorded in the consolidated statements of operations.

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

        New accounting pronouncements
        -----------------------------

        During 1997, the Financial Accounting Standards Board (FASB) issued two new accounting standards. Statement of Financial Accounting Standards
        (SFAS) No. 130, "Reporting Comprehensive Income" requires disclosure on comprehensive income and its components. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires disclosure of financial and descriptive information on reportable operating segments. The Partnership adopted SFAS No. 130 and SFAS No. 131 during 1998. The adoption of these accounting principles had no material impact on the Partnership.

        In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities"(SOP 98-5). SOP 98-5 provides guidance on the financial reporting of start-up and organization costs ("start-up costs"). It requires start up costs to be expensed as incurred and previously capitalized start-up costs to be expensed as of the date of adoption. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Partnership adopted SOP 98-5 in November 1998, and recorded a charge to write-off capitalized start-up costs of approximately $214,000 in other general and administrative expenses of the consolidated statements of operations.

        In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an

                          SELKIRK COGEN PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


        asset or liability measured at its fair value. Changes in the derivatives fair value must be recognized in the statement of operations as a gain or loss unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. Management has not yet quantified the impact of adopting SFAS No. 133 on the Partnership's financial statements.


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

        The general and limited partners, along with their respective equity interests are as follows:

                                                                              Interest
        General  partners            Affiliate  of                     Preferred    Original
        -----------------            -------------                     ---------    --------

        JMC Selkirk, Inc.            Beale Generating Company (Beale)*      .09%       1.00%
         Cogen Technologies
           Selkirk GP, Inc.          Cogen Technologies, Inc.              1.00%        ---%


                                                                             Interest
         Limited partners            Affiliate of                      Preferred    Original
         ----------------            ------------                      ---------    --------

         JMC Selkirk, Inc.           Beale Generating Company              1.95%      21.40%
         PentaGen Investors, L.P.    Beale Generating Company              5.25%      57.60%
         EI Selkirk, Inc.            GPU International, Inc. (GPUI)       13.55%      20.00%
         Cogen Technologies
            Selkirk LP, Inc.         Cogen Technologies, Inc.             78.16%        ---%


        *Formerly known as J. Makowski Company, Inc.

        Under the terms of the amended partnership agreement, cash available is first distributed 99% to the partners in accordance with their respective equity interests (preferred equity) and 1% is allocated based on the original ownership structure between Beale affiliates and GPUI. Any additional funds available after the preferred

                          SELKIRK COGEN PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


        distribution, are distributed 99% to the original equity holders and 1% to the preferred equity holders. Subsequent to the eighteenth anniversary of Unit 2's commercial operations or the date on which all the preferred partners achieve a specified return, distributions will be made in accordance with the residual interest; Beale affiliates at 64.8%, GPUI at 17.7% and Cogen Technologies, Inc. at 17.5%.

4.      Debt financing
        --------------

        On May 9, 1994, the Funding Corporation issued an aggregate of $392,000,000 in bonds of which a portion was used to refinance the outstanding indebtedness of the Partnership. The bonds consist of $165,000,000 which matures on December 26, 2007 at an interest rate of 8.65% with principal and interest payable semi-annually on June 26 and December 26 of each year with principal payments commencing June 26, 1996 and $227,000,000 which matures on June 26, 2012 at an interest rate of 8.98% with principal and interest payable semi-annually on June 26 and December 26 of each year with principal payments commencing December 26, 2007.

        The scheduled principal payments on the bonds are as follows:

                        1999                 4,822,151
                        2000                 7,306,785
                        2001                11,062,070
                        2002                13,528,965
                        2003                17,365,291
                        Thereafter         331,870,094

        The loans are secured by liens on, and security interests in, substantially all of the assets of the Partnership. These loans are non-recourse to the individual partners. The trust indenture restricts the ability of the Partnership to make distributions to the partners under certain circumstances.

        In connection with the sale of the Bonds, the Partnership entered into the Deposit and Disbursement Agreement (the D&D Agreement) which requires the establishment and maintenance of certain segregated funds (the Funds) and is administered by Bankers Trust Company, as depositary agent. Pursuant to the D&D Agreement a number of Funds were established. Some of the Funds have been terminated since the purposes of such Funds were achieved and are no longer required, some Funds are currently active and some Funds activate at future dates upon the occurrence of certain events. The significant Funds that are currently active and included in restricted funds in the consolidated balance sheets are the Project Revenue Fund, Principal Fund, Interest Fund, and two sub-funds of the Partnership Distribution Fund. The significant Funds

                          SELKIRK COGEN PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

        that are currently active and included in long-term restricted funds in the consolidated balance sheets are the Major Maintenance Reserve Fund and Debt Service Reserve Fund.

        All Partnership cash receipts and operating cost disbursements flow through the Project Revenue Fund. As determined on the 20th of each month, any monies remaining in the Project Revenue Fund after the payment of operating costs are used to fund the above named Funds based upon the Fund hierarchy and in the amounts (each, a Fund Requirement) established pursuant to the D&D Agreement.

        The Major Maintenance Reserve Fund relates to certain anticipated annual and periodic major maintenance to be performed on certain of the Facility's machinery and equipment at future dates. The Fund Requirement is developed by the Partnership and approved by an independent engineer for the Trustee and can be adjusted on an annual basis, if needed. At December 31, 1998 the balance in this Fund was approximately $5,634,585, which exceeded the current Fund Requirement of $4,385,000.

        The Interest and Principal Funds relate primarily to the current debt service on the outstanding Bonds. The applicable Fund Requirement is the amount due and payable on the next semi-annual payment date. On December 26, 1998, the monies available in the Interest and Principal Funds were used to make the semi-annual interest and principal payments. Therefore, the balance in the Interest and Principal Funds at December 31, 1998 were $0. The June 26, 1999 Interest and Principal Fund Requirements will be approximately $17,067,119 and approximately $2,023,469, respectively.

        The Fund Requirement for the Debt Service Reserve Fund is an amount equal to the maximum amount of debt service due in respect of all the Bonds outstanding for any six-month period during the succeeding three-year period. At December 31, 1998 the balance in this Fund was approximately $22,553,143. The June 26, 1999 Fund Requirement will remain at approximately $22,553,143.

        The Partnership Distribution Fund is at the end of the Fund hierarchy and cash distributions to the Partners from these sub-funds can only be made upon the achievement of specific criteria established pursuant to the financing documents, including the D&D Agreement. This Fund does not have a Fund Requirement.

        In 1994, the Partnership entered into a combined working capital and bank reimbursement agreement, as amended (Credit Agreement). The Credit Agreement has a maximum available amount of $10,389,528 to be used by the Partnership for required letters of credit related to various project contracts and for working capital

                          SELKIRK COGEN PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

        purposes. The maximum amount available under the Credit Agreement for working capital purposes is $5,000,000. At December 31, 1998, no draws had been made against the outstanding letters of credit and no working capital loans were outstanding under the Credit Agreement. The Credit Agreement expires on August 1, 2001.

        Currency swap agreements
        ------------------------

        On June 20, 1990 and October 29, 1992, the Partnership entered into currency exchange agreements to hedge against future exchange rate fluctuations which could result in additional costs incurred under fuel transportation agreements which are denominated in Canadian dollars. The June 1990 agreement relates to Unit 1 under which the Partnership exchanges approximately $368,000 U.S. dollars for $458,000 Canadian dollars on a monthly basis commencing on December 25, 1992 and terminating December 25, 2002. The October 1992 agreement relates to Unit 2 under which the Partnership exchanges approximately $1,044,000 U.S. dollars for $1,300,000 Canadian dollars on a monthly basis commencing on May 25, 1995 and terminating December 25, 2004. During the years ended December 31, 1998, 1997 and 1996 fuel costs were higher by approximately $2,480,428, $1,513,559 and $1,313,613, respectively as a result of the currency exchange agreements.

        The Partnership is exposed to credit loss under the currency agreements. In the unlikely event that a counterparty fails to meet the terms of the agreements, the Partnership's exposure is limited to the currency exchange rate differential. However, the Partnership does not anticipate nonperformance by the counterparties.

5.      Disclosure of fair value of financial instruments
        -------------------------------------------------

        The following methods and assumptions were used by the Partnership in estimating its fair value disclosures for financial instruments as of December 31, 1998 and 1997:

        Cash and cash equivalents: The carrying amount reported in the accompanying balance sheets for cash approximates its fair value of $1,839,000 and $1,337,000 at December 31, 1998 and 1997, respectively due to the short-term maturities of these amounts.

        Restricted funds: The carrying amount reported in the accompanying balance sheets for restricted funds approximates its fair value of $32,373,000 and $28,003,000 at December 31, 1998 and 1997, respectively.

                          SELKIRK COGEN PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

         Accounts receivable: The carrying amount reported in the accompanying balance sheets for accounts receivable approximates its fair value due to the short-term maturities of these amounts.

         Due from affiliates: The carrying amount reported in the accompanying balance sheets for amounts due from affiliates approximates its fair value due to the short-term maturities of these amounts.

         Due to affiliates: The carrying amount reported in the accompanying balance sheets for amounts due to affiliates approximates its fair value due to the short-term maturities of these amounts.

         Accounts payable: The carrying amount reported in the accompanying balance sheets for accounts payable approximates its fair value due to the short-term maturities of these amounts.

         Long-term bonds: The fair value of the long-term bonds is based on the current market rates for the bonds. The fair value of the long-term bonds (including the current portion) at December 31, 1998 and 1997 is approximately $420,252,063 and $404,282,956, respectively.

         Currency swap agreements: The carrying value of the currency exchange agreements at December 31, 1998 and 1997 is $0. The fair value of the currency exchange arrangements represents the termination liability of approximately $11,911,000 and $10,535,000 at December 31, 1998 and 1997, respectively, estimated using current exchange rates.

6.       Commitments
         -----------

         The Partnership has entered into site lease, property tax, fuel supply and transportation, power sales, steam sales, electric interconnection and transmission, operations and maintenance, water supply and project administrative agency agreements. In connection with the construction and operation of the Facility, the Partnership is obligated under the following agreements:

         Power Purchase Agreements - electricity
         ---------------------------------------

         In December 1987, the Partnership entered into a power purchase agreement, as amended, with Niagara Mohawk, for the sale of electricity, for an initial term of 20 years commencing on the date of commercial operations, April 17, 1992.

                          SELKIRK COGEN PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


        In April 1994, the power purchase agreement with Niagara Mohawk was amended and, pursuant to this amended agreement, the Partnership paid Niagara Mohawk $1,250,000 as a consent fee from the proceeds of the bond offering. In addition, the Partnership posted a letter of credit for approximately $15,000,000 under the Credit Agreement.

        In October 1995, Niagara Mohawk filed its "Power Choice" proposal with the New York State Public Service Commission (NYPSC). On October 12, 1995, Niagara Mohawk filed a Report on Form 8-K with the Securities and Exchange Commission explaining the Power Choice proposal (the Power Choice Statement). In the Power Choice Statement, Niagara Mohawk described a number of related proposals to restructure the utility's business, including the reorganization of its assets and the renegotiation of its contracts with generators which, like the Partnership, are not regulated as utilities (non-utility generators). Following the filing of the Power Choice proposal with the NYPSC, the Partnership joined with other non-utility generators selling power to Niagara Mohawk to commence negotiations concerning a joint settlement that would result in the termination or restructuring of their respective power purchase agreements. The Partnership entered into a Master Restructuring Agreement (as amended on March 31, 1998, April 21, 1998, April 30, 1998, May 7, 1998 and June 2, 1998, the MRA) dated July 9, 1997 among Niagara Mohawk, the Partnership and certain other non-utility power generators selling electricity to Niagara Mohawk (the Settling IPP's). On February 24, 1998, the NYPSC approved Niagara Mohawk's Power Choice settlement proposal, including the implementation of the MRA.


        The closing of the transactions provided under the MRA for the Settling IPP's other than the Partnership occurred on June 30, 1998 (the Other Settling IPP Closing). At the Other Settling IPP Closing, the Partnership made $2.2 million in payments related to the agreed allocation among the Settling IPP's of certain costs and benefits. Pursuant to the terms of the MRA, the closing of the MRA transactions between the Partnership and Niagara Mohawk was deferred until August 31, 1998.

        On August 31, 1998 the Partnership and Niagara Mohawk consummated the transactions relating to the Amended and Restated Niagara Mohawk Power Purchase Agreement pursuant to the MRA. As contemplated by the MRA, on that date (i) the Partnership notified Niagara Mohawk of the Partnership's determination that the requirements of the Partnership's Trust Indenture, dated as of May 1, 1994 (the Indenture), with respect to the restructuring of certain project contracts relating to the operation of Unit 1 of the Selkirk facility had been satisfied; (ii) the Amended and Restated Power Purchase Agreement, dated as of July 1, 1998, between the Partnership and Niagara Mohawk became effective; and (iii) Niagara Mohawk made

                          SELKIRK COGEN PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


        as its net share of the agreed allocation among IPP's for certain adjustments, cash payments of approximately $10.3 million into the Partnership's Project Revenue Fund maintained at Bankers Trust Company, as Depositary Agent under the May 1, 1994 Deposit and Disbursement Agreement. In addition, the Partnership delivered notices to Paramount Resources Limited (Paramount) and TransCanada Pipelines Limited
        (TransCanada)   that  the  Second  Amended  and  Restated  Gas  Purchase
        Contract, dated as of May 6, 1998, between the Partnership and Paramount, and the Amending Agreement to Gas Transportation Contract, dated as of July 20, 1998, between the Partnership and TransCanada had become effective.

        The term of the Amended and Restated Niagara Mohawk Power Purchase Agreement is ten years from June 30, 1998. The $2,211,000 payment made by the Partnership to Niagara Mohawk and the $10,354,000 of payments received by the Partnership from Niagara Mohawk (representing net receipts to the Partnership of approximately $8,143,000) were a condition to the Amended and Restated Niagara Mohawk Power Purchase Agreement and are being deferred to be amortized over the ten year term of the Amended and Restated Power Purchase Agreement. In addition, approximately $1,233,000 in restructuring costs will also be amortized over the ten-year term of the Amended and Restated Niagara Mohawk Power Purchase Agreement. Deferred Revenues of approximately $6,565,000 appear on the balance sheet at December 31, 1998. As a result of the execution of the Amended and Restated Niagara Mohawk Power Purchase Agreement, the Partnership is no longer required to post a letter of credit for approximately $15,000,000 under the Credit Agreement.

        On August 31, 1998, the Partnership received written notice from Standard & Poor's Corporation (S&P) that, after giving effect to the consummation of the transactions contemplated by the Amended and Restated Niagara Mohawk Power Purchase Agreement, S&P affirmed its "BBB-" rating of the Selkirk Cogen Funding Corporation's Bonds and removed the rating from CreditWatch. On August 27, 1998, the Partnership received written notice from Moody's Investors Service, Inc. (Moody's) that, after giving effect to the Unit 1 Restructuring, Moody's affirmed its "Baa3" rating of the Selkirk Cogen Funding Corporation's Bonds, changed the outlook of the Bonds Due 2007 from "negative" to "stable" and has not changed its previous "negative outlook" with respect to the Bonds Due 2012.

        The Amended and Restated Niagara Mohawk Power Purchase Agreement transfers dispatch decision-making authority from Niagara Mohawk to the Partnership. In effect, Unit 1 will operate on a "merchant-like" basis, whereby the Partnership will have the ability and flexibility to dispatch Unit 1 based on, then current, market conditions.

                          SELKIRK COGEN PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


         The Partnership has also entered into a power purchase agreement with Con Edison, for the sale of electricity, for an initial term of 20 years commencing on September 1, 1994, the date of Unit 2 commercial operations. The contract is extendible under certain circumstances.

         On February 6, 1995, the Partnership provided Con Edison with a letter of credit in the amount of approximately $1,046,000. The letter of credit represented security pursuant to Article 13 of the Con Edison power purchase agreement and expired on February 6, 1996.

         The power purchase agreement with Con Edison provides the purchasing utility with the contractual right to schedule Unit 2 for dispatch on a daily basis at full capability, partial capability or off-line. Con Edison's scheduling decisions are required to be based in part on economic criteria which, pursuant to the governing rules of the New York Power Pool, take into account the variable cost of the electricity to be delivered. Certain payments under these agreements are unaffected by levels of dispatch. However, certain payments may be rebated or reduced to Con Edison if the Partnership does not maintain a minimum availability level.

         In 1994 and 1995 Con Edison claimed the right to acquire that portion of Unit 2's firm natural gas supply not used in operating Unit 2, when Unit 2 is dispatched off-line or at less than full capability (non-plant gas), or alternatively to be compensated for 100% of the margins derived from non-plant gas sales. The Con Edison Power Purchase Agreement contains no express language granting Con Edison any rights with respect to such excess natural gas. Nevertheless, Con Edison argued that, since payments under the contract include fixed fuel charges, which are, payable whether or not Unit 2 is dispatched on-line; Con Edison is entitled to exercise such rights. The Partnership vigorously disputes the position adopted by Con Edison, and since the commencement of Unit 2's operation in 1994 has made and continues to make, from time to time, non-plant gas sales from Unit 2's gas supply. Although representatives of Con Edison have expressly reserved all rights, which Con Edison may have to pursue its asserted claim with respect to non-plant gas sales, the Partnership has received no further formal communication from Con Edison on this subject since 1995. In the event Con Edison were to pursue its asserted claim, the Partnership would expect to pursue all available legal remedies, but there can be no certainty that the outcome of such remedial action would be favorable to the Partnership or, if favorable, would provide for the Partnership's full recovery of its damages. The Partnership's cash flows from the sale of electric output would be materially and adversely affected if Con Edison were to prevail in its claim to Unit 2's excess natural gas volumes and the related margins.

                          SELKIRK COGEN PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


         On July 21, 1998 the NYPSC approved a plan submitted by Con Edison for the divestiture of certain of its generating assets (the Con Edison Divestiture Plan). Although the Con Edison Divestiture Plan does not include any proposal by Con Edison for the sale or other disposition of its contractual obligations for purchasing power from non-utility generators, like the Partnership, the NYPSC has ordered Con Edison to submit a report regarding the feasibility of divesting its non-utility generator entitlements. At this time, the Partnership has insufficient information to determine whether, in the course of these proceedings at the NYPSC, Con Edison may seek to assign its rights and obligations under the Con Edison Power Purchase Agreement with the Partnership to a third party or to take some other action for the purpose of divesting itself of the power purchase obligations under such contract; nor can the Partnership evaluate the impact which any such assignment or other action, if proposed, may ultimately have on the Con Edison Power Purchase Agreement.

         In August 1992, Niagara Mohawk filed a petition requesting the NYPSC to authorize Niagara Mohawk to curtail purchases from, and avoid payment obligations to, non-utility generators, including Qualifying Facility's such as the Facility during certain periods. Niagara Mohawk claimed that such curtailment would be consistent with PURPA, and the regulations promulgated thereunder, which contemplates utilities' curtailing purchases from Qualifying Facility's under certain circumstances. In October 1992, the NYPSC initiated a proceeding to investigate whether conditions existed justifying the exercise of the PURPA curtailment rights and, if so, to determine the procedures for implementing PURPA curtailment rights. Con Edison also filed a petition in this proceeding seeking to implement PURPA curtailment rights during certain periods. An administrative law judge appointed by the NYPSC held hearings during the spring of 1993, however, his opinion was never released. On August 30, 1996, the NYPSC reopened the curtailment proceedings and directed an administrative law judge to prepare a recommended decision under an abbreviated deadline. On March 18, 1998, the NYPSC announced that an order instituting a curtailment policy would be forthcoming, however, a written order has not yet been issued. In conjunction with the execution of the Amended and Restated Niagara Mohawk Power Purchase Agreement on August 31, 1998 Niagara Mohawk waived any rights to curtail purchases from the Partnership.

         With respect to the Con Edison petition, the Partnership has taken the position in this proceeding that it should not be subject to curtailment as a result of this proceeding, even if the NYPSC grants Con Edison some measure of generic curtailment rights. The Partnership's position is based in part on the fact that Con Edison did not bargain for an express curtailment right in its Power Purchase Agreement and the Partnership agreed to permit Con Edison to direct the dispatch of Unit 2. Nevertheless, Con Edison has refused to expressly waive its claimed curtailment rights against

                          SELKIRK COGEN PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


        dispatchable facilities and has not agreed to exempt the Facility from curtailment, notwithstanding the absence of contractual language in the Power Purchase Agreement granting the utility this right. If Con Edison was to receive NYPSC authorization to curtail power purchases from Qualifying Facilities including dispatchable facilities, it may seek to implement curtailment with respect to the Partnership by avoiding not only energy payments but also capacity payments during periods in which the Facility is curtailed. Such a reduction in energy payments and capacity payments could materially and adversely affect the Partnership's net operating revenues.

        Steam sales agreements
        ----------------------

        In February 1990, the Partnership entered into a steam sales agreement for Unit 1, as amended, with General Electric for an initial term of 20 years, effective from the date of commercial operations. On October 21, 1992, the Partnership and General Electric entered into a new steam sales agreement, as amended with a term of 20 years from the commercial operations date of Unit 2 and may be extended under certain circumstances. The Unit 1 steam sales agreement terminated upon the commercial operations of Unit 2.

        Until Unit 2 achieved commercial operations, General Electric had agreed to forego (subject to later repayment plus interest) the discount on a certain quantity of steam supplied by the Partnership during a quarter to the extent necessary for the Partnership to maintain a quarterly debt service coverage ratio of 1.2 to 1 and the advances, with interest, are repayable to the extent the Partnership's quarterly debt service coverage ratio exceeds 1.3 to 1. Under this agreement, the Partnership had invoiced and received from General Electric approximately $899,000 and $4,123,000 at December 31 and March 31, 1994, respectively. In April 1995, the Partnership paid off the outstanding principal amount and approximately 75% of the associated accrued interest. The Partnership paid the remaining accrued interest in January 1996 and February 1997.

        General Electric is obligated under the steam sales agreement to purchase the minimum quantities of steam necessary for the Facility to maintain its Qualifying Facility status. In the event that General Electric were to fail to purchase and take this minimum quantity, the Partnership could acquire title to the Facility Site, terminating the Lease Agreement, at no cost to the Partnership.

        The agreement provides General Electric the right of first refusal to purchase the Facility, subject to certain pricing considerations. Additionally, General Electric has the right to purchase the boiler facility that produces the steam at a mutually agreed upon price if and when the steam sale agreement is terminated. The steam sales

                          SELKIRK COGEN PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

        agreement may be terminated by the Partnership with one year's written notice if either the Niagara Mohawk or Con Edison power purchase agreement is terminated. It may also be terminated by General Electric with two years' written notice if General Electric's plant no longer has a requirement for steam.

        Fuel supply and transportation agreements
        -----------------------------------------

        The Partnership has entered into a firm natural gas supply agreement, as amended, with Paramount Resources Ltd., a Canadian corporation, for Unit
        1. The agreement has an initial term of 15 years which began in November 1992, with an option to extend for an additional 4 years upon satisfaction of certain conditions.

        The Partnership entered into firm natural gas supply agreements with various suppliers for Unit 2. The agreements have an initial term of 15 years, which began November 1, 1994, and an option to extend for an additional 5-year term upon satisfaction of certain conditions.

        Each Unit 2 gas supply contract requires that the Partnership purchase a minimum of 75% of the maximum annual contract volumes each year. If the Partnership fails to take this minimum quantity, then the shortfall amount between the minimum required volumes and the actual nominations must be made up in the following year(s). The Partnership is allowed up to two years under these contracts during which time the Partnership may make up any shortfall. If the Partnership does not make up the shortfall within these periods, then the suppliers have a right to reduce the maximum daily contract quantity by the shortfall. The Partnership purchased approximately $32,048,000, $38,279,000 and $35,191,000 in gas
        from these suppliers for the years ended December 31, 1998, 1997 and 1996, respectively.

        The Partnership has entered three 20-year agreements for firm fuel transportation service to supply Unit 1 commencing November 1, 1992. In accordance with one of these agreements, the Partnership posted a letter of credit in the amount of approximately $586,000 in October 1992.

        The Partnership has entered into three agreements for firm fuel transportation service for Unit 2. The agreements commenced in November 1994 and have terms of 20 years. The Partnership and two fuel suppliers on behalf of the Partnership have posted letters of credit totaling approximately $9,721,000 Canadian dollars for the benefit of the transporter. The Partnership will reimburse all costs related to obtaining and maintaining the letters of credit. The Partnership also posted two letters of credit related to the remaining two firm fuel transportation agreements for approximately $796,000 and $2,090,000.

                          SELKIRK COGEN PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


         During the first quarter of 1997, the FERC approved a settlement between the Partnership and one of its fuel transporters. The settlement was beneficial to the Partnership in that the Partnership received refunds for reductions in rates and established a mechanism whereby future rates would step down. During the years ended December 31, 1998 and 1997, fuel costs were reduced by approximately $0.9 million and $1.8 million, respectively as a result of the FERC approved settlement.

         Electric interconnection and transmission agreements
         ----------------------------------------------------

         The Partnership constructed an interconnection facility to transfer power from Unit 1 to Niagara Mohawk and transferred title of the facility to Niagara Mohawk. The Partnership has agreed to reimburse Niagara Mohawk $150,000 annually for the operation and maintenance of the facility. The term of the agreement is for 20 years from the commercial operations date of Unit 1 and may be extended if the power purchase agreement with Niagara Mohawk is extended.

         In December 1990, the Partnership entered into a 20-year firm interruptible transmission agreement with Niagara Mohawk, as amended, to transmit power from Unit 2 to Con Edison, beginning with commercial operations. In connection with this agreement, the Partnership constructed an interconnection facility and transferred title to Niagara Mohawk in 1995. Under the terms of this agreement, the Partnership will reimburse Niagara Mohawk $450,000 annually for the maintenance of the facility.

         Site lease
         ----------

         Rent expense was approximately $1,000,000, for the years ended December 31, 1998, 1997 and 1996. The amended lease term expires on the twentieth anniversary of the commercial operations date of Unit 2 and is renewable for the greater of 5 years or until termination of any power sales contract, to a maximum of 20 years. The lease may be terminated by the Partnership under certain circumstances with the appropriate written notice during the initial term.

         Payment in lieu of taxes agreement
         ----------------------------------

         In October 1992, the Partnership entered into a payment in lieu of taxes (PILOT) agreement with the Town of Bethlehem Industrial Development Agency (IDA), a corporate governmental agency, which exempts the Partnership from all property taxes, except for special assessments. The agreement commenced on January 1, 1993, and terminates on December 31, 2012.

                          SELKIRK COGEN PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


         On the closing date of the facility lease agreement with the IDA, the Partnership paid the IDA $250,000 as one half of a $500,000 financing fee; the second installment was paid upon completion of Unit 2 and issuance by the Town of Bethlehem of a final certificate of occupancy. PILOT payments are due semi-annually in equal installments and are scheduled for the years as follows:

                      1999            $   2,500,000
                      2000                2,700,000
                      2001                2,900,000
                      2002                3,100,000
                      2003                3,300,000
                      Thereafter         35,900,000

         Other agreements
         ----------------

         The Partnership has an operations and maintenance services agreement with General Electric whereby General Electric will provide certain operation and maintenance services during the operations of Unit 1 and the construction of Unit 2 and for seven (7) years after the Unit 2 commercial operations date on a cost plus fixed fee basis. In addition, the Partnership has entered into a 20-year take or pay water supply agreement with the Town of Bethlehem under which the Partnership is committed to make minimum annual purchases of approximately $1,000,000, subject to adjustment for changes in market rates beginning in the tenth year.

7.       Related parties
         ---------------

         JMCS I Management, an affiliate of JMC Selkirk, Inc. has been appointed project administrative agent to manage the day-to-day affairs of the Partnership. This affiliate is compensated at agreed-upon billing rates which are adjusted quadrennially in accordance with an administrative services agreement. For the years ended December 31, 1998, 1997 and 1996 approximately $2,651,000, $2,852,000 and $2,715,000, respectively were incurred for services rendered. During the year ended December 31, 1998 approximately, $720,000 of legal and financial consulting services were capitalized in conjunction execution of the Niagara Mohawk Power Purchase Agreement (See Note 6). These administrative services, net of capitalized costs are reflected in administrative services - affiliates in the statement of operations.

         During  the  years  ended  December  31,  1998,   1997  and  1996,  the
         Partnership purchased approximately $1,649,000, $346,000 and $16,000, respectively and sold approximately $1,476,000, $26,000 and $238,000, respectively in fuel at its fair market value in transactions with affiliates of JMC Selkirk, Inc. Spot gas purchases

                          SELKIRK COGEN PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


        and the net effect of purchases and sales of gas along the pipelines are included in fuel costs and sales of excess natural gas supplies are included in gas resales in the statements of operations.

        In May 1996,  the  Partnership  entered into an Enabling  Agreement with
        PG&E  Energy  Trading - Power,  L.P.  (formerly  US Gen Power  Services,
        L.P.)., an affiliate of JMC Selkirk, Inc., to enter into certain transactions for the purchase and sale of electric capacity, electric energy and other services. During the years ended December 31, 1998, 1997 and 1996, the Partnership entered into energy and capacity sale transactions with PG&E Energy Trading - Power, L.P. totaling approximately $2,009,000, $100,000 and $45,000, respectively.

        The Partnership has two agreements with Iroquois Gas Transmission System
        (IGTS) to provide firm transportation of natural gas from Canada. An affiliate of JMC Selkirk, Inc. has a partnership interest in IGTS.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                              Additions
                                                      -------------------------
                                                                      Charged
                                       Balance at     Charged to      to Other                     Balance at
                                       Beginning      Costs and       Accounts      Deductions       End of
             Description               of Period       Expenses       Describe       Describe        Period
----------------------------------     ----------     ----------     ----------     ----------     ----------
Deducted from asset account -
  allowance for doubtful accounts:

  Year Ended
    December 31, 1998                   $      -       $      -       $      -       $      -       $      -
                                       ==========     ==========     ==========     ==========     ==========

  Year Ended
    December 31, 1997                   $      -       $      -       $      -       $      -       $      -
                                       ==========     ==========     ==========     ==========     ==========

  Year Ended
    December 31, 1996                   $ 87,181       $      -       $      -       $ 87,181 (1)   $      -
                                       ==========     ==========     ==========     ==========     ==========



(1) Represents the settlement of August and September 1995 capacity payment issue.

Exhibit No.    Description of Exhibit

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

10.1.2(1)      Amendment No. 1 to Credit Agreement, dated August 11, 1994, among the Partnership, Dresdner Bank AG, New York Branch, and Chase

10.1.3(6)      Amendment No. 2 to Credit Agreement, dated April 7, 1995, between the Partnership and Dresdner Bank AG, New York Branch

10.1.4(6)      Amendment No. 3 to Credit Agreement,  dated July 1, 1997, between the Partnership and Dresdner Bank AG, New York Branch

10.1.5 Amendment No. 4 to Credit Agreement, dated November 16, 1998, between the Partnership and Dresdner Bank AG, New York Branch

10.1.6(1)      Loan Agreement, dated as of May 1, 1994, between the Partnership,
               Chase, as Agent, and other Bridge Banks identified therein

10.1.7(1)      Amended and  Restated  Loan  Agreement,  dated as of May 1, 1994, between the Funding Corporation and the Partnership

10.1.8(1)      Agreement of Consolidation, Modification and Restatement of Notes
               ($227,000,000), dated as of May 1, 1994, between the Partnership and the Funding Corporation, together with Endorsement from the Funding Corporation dated May 9, 1994

10.1.9(1)      Agreement of Consolidation, Modification and Restatement of Notes
               ($165,000,000), dated as of May 1, 1994, between the Partnership and the Funding Corporation, together with Endorsement from the Funding Corporation dated May 9, 1994

10.2           Power Purchase Agreements

10.2.1(1)      Power Purchase  Agreement,  dated as of December 7, 1987, between
               JMC  Selkirk  and  Niagara  Mohawk  Power  Corporation  ("Niagara
               Mohawk")

10.2.2(1)      Amendment to Power Purchase  Agreement,  dated as of December 14,
               1989, between JMC Selkirk and Niagara Mohawk

10.2.3(1)      Second  Amendment  to  Power  Purchase  Agreement,  dated  as  of
               January, 25, 1990, between JMC Selkirk and Niagara Mohawk

10.2.4(1)      Third Amendment to Power Purchase Agreement,  dated as of October
               23, 1992 between JMC Selkirk and Niagara Mohawk

10.2.5(3)      Fourth  Amendment to Power Purchase  Agreement,  dated as of June
               26, 1996 between the Partnership and Niagara Mohawk

10.2.6(8)      Amended and Restated Power Purchase Agreement dated as of July 1,
               1998 between the Partnership and Niagara Mohawk

10.2.7(9)      Mutual  General  Release and  Agreement  dated as of July 1, 1998 between the Partnership and Niagara Mohawk

10.2.8(1)      Agreement dated as of March 31, 1994, between the Partnership and
               Niagara Mohawk

10.2.9(5)      Letter  Agreement  dated  as  of  April  18,  1997,  between  the
               Partnership and Niagara Mohawk

10.2.10(1)     Termination of the Subordination  Agreement and the Assignment of
               Contracts and Security Agreement, as amended, dated May 9, 1994, among Niagara Mohawk, Chase, as Agent, and the Partnership

10.2.11(1)     License  Agreement  between the  Partnership  and Niagara Mohawk, dated as of October 23, 1992

10.2.12(1)     Power Purchase Agreement, dated as of April 14, 1989, between Con
               Edison Company of New York, Inc. ("Con Edison") and JMC Selkirk

10.2.13(1)     Rider to Power  Purchase  Agreement,  dated as of  September  13,
               1989, between Con Edison and JMC Selkirk

10.2.14(1)     First  Amendment  to  Power  Purchase  Agreement,   dated  as  of
               September 13, 1991, between Con Edison and JMC Selkirk

10.2.15(1)     Letter  Agreement  Regarding  Extending  the  Term  of the  Power
               Purchase Agreement, dated as of May 28, 1992, between Con Edison and JMC Selkirk

10.2.16(1)     Second Amendment to Power Purchase Agreement, dated as of October
               22, 1992, between Con Edison and JMC Selkirk

10.2.17(4)     Third  Amendment  to  Power  Purchase  Agreement,   dated  as  of
               September 13, 1996, between Con Edison and the Partnership

10.2.18(1)     Letter Agreement Regarding  Arbitration,  dated October 22, 1992, between Con Edison and JMC Selkirk

10.2.19(1)     Letter  Agreement  Regarding Sale of Capacity above 265 MW, dated as of October 22, 1992, between Con Edison and JMC Selkirk

10.2.20(1)     Notice,  Certificate  and Waiver of Con Edison for  assignment by
               Selkirk Cogen Partners, L.P. ("SCP II") to the Partnership pursuant to the merger, dated October 19, 1992

10.2.21(1)     Letter Agreement regarding  Alternative Fuel Supply,  dated as of
               July 29, 1994, between Con Edison and the Partnership

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

10.5.2(1)      First   Amendment  to  the  Amended  and  Restated  Gas  Purchase
               Contract, dated as of October 5, 1992, between Paramount and the Partnership

10.5.3(1)      Second  Amendment  to  the  Amended  and  Restated  Gas  Purchase
               Contract, dated as of December 1, 1993, between Paramount and the Partnership

10.5.4(10)     Second  Amended and Restated Gas Purchase  Contract,  dated as of
               May 6, 1998, between the Partnership and Paramount

10.5.5(1)      Letter  Agreement,  dated as of October  25,  1993,  between  the
               Partnership and Paramount

10.5.6(1)      Indemnity  Agreement,  dated  as of  February  20,  1989,  by the
               Partnership in favor of Paramount

10.5.7(1)      Letter  Agreement,  dated  as  of  June  11,  1990,  between  the
               Partnership and Paramount

10.5.8(1)      Indemnity Amending and Supplemental  Agreement,  dated as of June
               19, 1990, between the Partnership and Paramount

10.5.9(1)      Intercreditor  Agreement,  dated as of October 21, 1992,  between
               Paramount, the Partnership and Chase, as Agent

10.5.10(1)     Specific   Assignment  of  Unit  1   TransCanada   Transportation
               Contract, dated as of December 20, 1991, by the Partnership to Paramount

10.5.11(1)     Amendment No. 1 to Specific  Assignment,  dated as of October 21,
               1992, between the Partnership and Paramount

10.5.12(1)     Amended and Restated Gas Purchase Agreement,  dated as of January
               21, 1993, between the Partnership and Atcor Ltd. ("Atcor")

10.5.13(1)     Amended and Restated Gas Purchase Agreement,  dated as of October
               22, 1992, between the Partnership,  as assignee, and Imperial Oil
               Resources ("Imperial")

10.5.14(1)     Amended and Restated Gas Purchase Agreement,  dated as of October
               22, 1992, between the Partnership,  as assignee,  and PanCanadian
               Pertroleum Limited ("PanCanadian")

10.5.15(1)     Back-up Fuel Supply Agreement, dated as of June 18, 1992, between
               Phibro Energy USA, Inc. ("Phibro") and SCP II

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

10.6.4(1)      Amending  Agreement,  dated  as of  May  28,  1993,  between  the
               Partnership and TransCanada

10.6.5(11)     Amending  Agreement,  dated  as of July  20,  1998,  between  the
               Partnership and TransCanada

10.6.6(1)      Firm Natural Gas Transportation Agreement,  dated as of April 18,
               1991, between Tennessee Gas Pipeline and the Partnership

10.6.7(1)      Clarification  Letter  from  Tennessee,  dated  April  18,  1991, between the Partnership and Tennessee

10.6.8(1)      Supplemental  Agreement  (Unit 1), dated April 18, 1991,  between the Partnership and Tennessee

10.6.9(1)      Operational  Balancing Agreement,  dated as of September 1, 1993, between the Partnership and Tennessee

10.6.10(1)     Interruptible  Transportation Agreement, dated as of September 1,
               1993, between the Partnership and Tennessee

10.6.11(1)     License  Agreement for the  Ten-Speed 2 System,  dated as of July
               21, 1993,  between the  Partnership,  Tennessee,  Midwestern  Gas
               Transmission Company and East Tennessee Natural Gas Company

10.6.12(1)     Firm Service Contract for Firm Transportation  Service,  dated as of March 16, 1994, between the Partnership and TransCanada

10.6.13(1)     Letter  Agreement,  dated  as of  March  24,  1994,  between  the
               Partnership and TransCanada

10.6.14(1)     Gas Transportation  Contract for Firm Reserved Service,  dated as of April 5, 1994, between the Partnership and Iroquois

10.6.15(1)     Letter  Agreement,  dated  as of  March  31,  1994,  between  the
               Partnership and Iroquois

10.6.16(1)     Firm Natural Gas Transportation Agreement,  dated as of April 11,
               1994, between the Partnership and Tennessee

10.6.17(1)     Tennessee  Supplemental  Agreement  (Unit 2), dated as of October
               21, 1992, between Tennessee and the Partnership

10.6.18(1)     Letter   Agreement,   dated  September  22,  1993,   between  the
               Partnership and Tennessee

10.6.19(2)     Consent  and   Agreement,   dated  May  15,  1995,   between  the
               Partnership, Iroquois and the Trustee

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

10.11.4(7)     Master Restructuring  Agreement,  dated as of July 9, 1997, among
               Niagara  Mohawk,  the  Partnership  and other  Independent  Power
               Producers (defined therein)

16(16)         Letter from former accountant (Arthur Andersen, LLP), dated as of
               March  9,  1999,  to  the  Securities  and  Exchange   Commission
               regarding the Partnership's change in certifying accountant.

21(1)          Subsidiaries of the Funding Corporation and Partnership

27             Financial Data Schedule (for electronic filing purposes only)

99             Additional Exhibits

99.1(12) Officer's Certificate of the Partnership., dated August 31, 1998, delivered to Bankers Trust Company, as Trustee

99.2(13) Independent Engineer's Certificate of R.W. Beck, Inc., dated as of August 31, 1998, delivered to Bankers Trust Company, as Trustee

99.3(14) Gas Consultant's Certificate of C.C. Pace Consulting, LLC, dated August 28, 1998, delivered to Bankers Trust Company, as Trustee

99.4(15)       Press Release of the Partnership, dated August 31, 1998


-------------------------------------------

(1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 filed September 1, 1994, as amended (File No. 33-83618).

(2) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1995 filed August 14, 1995.

(3) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1996 filed August 13, 1996.

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

(7) Incorporated herein by reference to Exhibit Number 10.28 of the Current Report on Form 8-K of Niagara Mohawk Power Corporation filed July 10, 1997.

(8) Incorporated herein by reference to Exhibit Number 10.1 of the Registrant's Current Report on Form 8-K filed September 16, 1998.

(9) Incorporated herein by reference to Exhibit Number 10.2 of the Registrant's Current Report on Form 8-K filed September 16, 1998.

(10) Incorporated herein by reference to Exhibit Number 10.3 of the Registrant's Current Report on Form 8-K filed September 16, 1998.

(11) Incorporated herein by reference to Exhibit Number 10.4 of the Registrant's Current Report on Form 8-K filed September 16, 1998.

(12) Incorporated herein by reference to Exhibit Number 99.1 of the Registrant's Current Report on Form 8-K filed September 16, 1998.

(13) Incorporated herein by reference to Exhibit Number 99.2 of the Registrant's Current Report on Form 8-K filed September 16, 1998.

(14) Incorporated herein by reference to Exhibit Number 99.3 of the Registrant's Current Report on Form 8-K filed September 16, 1998.

(15) Incorporated herein by reference to Exhibit Number 99.4 of the Registrant's Current Report on Form 8-K filed September 16, 1998.

(16) Incorporated herein by reference to Exhibit Number 16 of the Registrant's Current Report on Form 8-K filed March 9, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SELKIRK COGEN PARTNERS, L.P.

Date: March 31, 1999                     /s/  JMC SELKIRK, INC.
                                         ---------------------------------
                                           General Partner

Date: March 31, 1999                     /s/  JOHN R. COOPER
                                         ----------------------------------
                                         Name: John R. Cooper
                                         Title:   Senior Vice President and
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      Signature                         Title                       Date
      ---------                         -----                       ----

/s/  P. CHRISMAN IRIBE          President and Director         March 31, 1999
----------------------
P. Chrisman Iribe


/s/  STEPHEN A. HERMAN          Director                       March 31, 1999
----------------------
Stephen A. Herman


/s/  JOHN R. COOPER             Senior Vice President and      March 31, 1999
-------------------             Chief Financial Officer
John R. Cooper


/s/  DOUGLAS F. EGAN            Senior Vice President          March 31, 1999
--------------------
Douglas F. Egan


/s/  DAVID N. BASSETT           Treasurer                      March 31, 1999
---------------------
David N. Bassett

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SELKIRK COGEN FUNDING
                                                  CORPORATION

Date: March 31, 1999                           /s/  JOHN R. COOPER
                                              ----------------------------------
                                              Name: John R. Cooper
                                              Title:   Senior Vice President and
                                                       Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                    Title                         Date
          ---------                    -----                         ----

/s/  P. CHRISMAN IRIBE              President and Director       March 31, 1999
----------------------
P. Chrisman Iribe


/s/  STEPHEN A. HERMAN              Director                     March 31, 1999
----------------------
Stephen A. Herman


/s/  JOHN R. COOPER                 Senior Vice President and    March 31, 1999
-------------------                 Chief Financial Officer
John R. Cooper

/s/  DOUGLAS F. EGAN                Senior Vice President        March 31, 1999
--------------------
Douglas F. Egan

/s/  DAVID N. BASSETT               Treasurer                    March 31, 1999
---------------------
David N. Bassett