Form 10-Q
period 1999-03-31
SELKIRK COGEN PARTNERS LP; SELKIRK COGEN FUNDING CORP
filed 1999-05-17
CIK 929540, 929518

-----------------------------------------------------------------------------



                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

            [X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended March 31, 1999

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

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b)OR 12(g)OF THE ACT:
                                    None


	Indicate by check mark whether  the  Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for  such  shorter  period  that  the
Registrant  was  required  to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X No
												   ---	 ---
	As of May 14, 1999, there were 10 shares of common stock of Selkirk Cogen
Funding Corporation, $1 par value outstanding.

-----------------------------------------------------------------------------

                              TABLE OF CONTENTS




										                                Page
																		----
                       PART I.  FINANCIAL INFORMATION


Item 1.	Financial Statements (unaudited)

		Condensed Consolidated Balance Sheets as of March 31, 1999
		and December 31, 1998.........................................	   3

		Condensed Consolidated Statements of Operations for the three
		months ended March 31, 1999 and March 31, 1998................	   4

		Condensed Consolidated Statements of Cash Flows for the three
		months ended March 31, 1999 and March 31, 1998................	   5

		Notes to Condensed Consolidated Financial Statements..........	   6

Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations

		Results of Operations.........................................	   7


		Liquidity and Capital Resources...............................	   9

Item 3. Quanitative and Qualitative Disclosures About Market Risk.....    13

                         PART II.  OTHER INFORMATION


Item 6.		Exhibits and Reports on Form 8-K..........................	  15

SIGNATURES............................................................	  16

                        SELKIRK COGEN PARTNERS, L.P.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                                   (unaudited)
				   					     			March 31,   December 31,
						                        	  1999		    1998
												   ----------	------------
ASSETS
------

Current assets:
  Cash............................................ $    1,401     $    1,839
  Restricted funds................................	   21,718          4,185
  Accounts receivable.............................     14,859         14,281
  Due from affiliates.............................        721            743
  Fuel inventory and supplies.....................	    5,039          5,033
  Other current assets............................	      371	         333
  													---------	   ---------
    	Total current assets......................	   44,109         26,414

  Plant and equipment, net........................    305,914        308,999
  Long-term restricted funds......................     28,737         28,188
  Deferred financing charges, net.................     10,493         10,782
							  						---------	   ---------

				Total Assets		 	 	       $  389,253      $ 374,383
   													---------	   ---------
													---------	   ---------
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Current liabilities:
  Accounts payable................................ $      245 	  $      617
  Accrued bond interest payable...................	    8,913 	         379
  Accrued expenses................................     10,101         12,235
  Due to affiliates...............................        322 	         639
  Current portion of long-term bonds..............      4,822 	       4,822
	  												---------	   ---------
	    Total current liabilities.................	   24,403         18,692

  Deferred revenues ..............................		6,392		   6,565
  Other long-term liabilities.....................	   15,939         14,803
  Long-term bonds, less current portion...........	  381,133        381,133

  General partners' capital.......................	     (375) 		    (457)
  Limited partners' capital.......................    (38,239)       (46,353)
	   												---------	   ---------
	    Total partners' capital...................    (38,614)       (46,810)
													---------	   ---------

				Total Liabilities and
					 Partners' Capital             $  389,253     $  374,383
													---------	   ---------
													---------	   ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SELKIRK COGEN PARTNERS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands)
                                 (unaudited)



							  					  For the Three Months Ended
												  --------------------------

					 			    			   	March 31,	   March 31,
													  1999	      	 1998
												   ----------	  ----------
Operating revenues:

    Electric and steam............................ $   41,236     $   39,418
	Gas resale....................................	    1,087 	       1,991
													---------	   ---------
	    Total operating revenues..................	   42,323         41,409
Cost of revenues..................................     25,105         28,108
													---------	   ---------
Gross Profit......................................	   17,218         13,301

Other operating expenses:
	Administrative services - affiliates..........	      238 		     587
	Other general and administrative expenses.....	      459 		     544
	Amortization of deferred financing charges....	      289 		     291
						     						---------	   ---------
		Total other operating expenses............	     986          1,422
													---------	   ---------

Operating income..................................	   16,232         11,879

Interest (income)expense:
    Interest income............................... 	     (498) 		    (448)
	Interest expense..............................      8,534          8,605
	                                                ---------	   ---------
	     Net interest expense.....................      8,036          8,157
													---------	   ---------
Net income........................................ $    8,196     $    3,722
												    ---------	   ---------
													---------	   ---------

Allocated to:
	General partners.............................. $       82 	  $       37
	Limited partners..............................	    8,114 	       3,685
                                                    ---------	   ---------
		Total..................................... $    8,196 	  $    3,722
												    ---------	   ---------
													---------	   ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SELKIRK COGEN PARTNERS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)

												  For the Three Months Ended
												  --------------------------

					 			    			   	March 31,	   March 31,
													  1999	      	 1998
							                       ----------	  ----------

Net cash provided by operating activities......... $   16,552     $   17,438

Cash flows provided by (used in)
 investing activities:
	Plant and equipment additions.................        (45)          ---
													 ---------     ---------

		Net cash used in investing activities.....	      (45)         	---

Cash flows used in financing activities:
	Restricted funds..............................    (16,945)   	 (13,994)
								  					---------	    --------

		Net cash used in financing activities.....	  (16,945)	     (13,994)

Net increase (decrease) in cash...................       (438)         3,444
Cash at beginning of period.......................      1,839          1,337
													---------	   ---------
Cash at end of period.............................  $   1,401 	  $    4,781
									 				---------	   ---------
													---------	   ---------

Supplemental disclosures of cash flow information:

	Cash paid for interest........................  $   ---       $    ---
													---------	   ---------
													---------	   ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The condensed consolidated financial statements for the interim periods presented are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements. Certain reclassifications have been made to the Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 to conform with the current period's basis of presentation.

These  condensed  consolidated  financial   statements   should  be  read  in
conjunction with the audited consolidated financial statements included in the Partnership's December 31, 1998 Annual Report on Form 10-K.

Note 2.  New Accounting Pronouncements

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
		 -----------------------------------

Results of Operations

Three Months Ended March 31, 1999 Compared to the Three Months Ended
      March 31, 1998

Net income for the quarter ended March 31, 1999 was approximately $8.2 million as compared to $3.7 million for the corresponding period in the prior year. The $4.5 million increase in net income is primarily due to an increase in Unit 1 revenues and decreases in fuel costs and other operating expenses.

Total revenues for the quarter ended March 31, 1999 were approximately $42.3 million as compared to $41.4 million for the corresponding period in the prior year.

Electric Revenues (dollars and kWh's in millions):
--------------------------------------------------

                          For the Three Months Ended
          March 31, 1999                               March 31, 1998
	   ----------------------------------   --------------------------------
	   Dollars   kWh's  Capacity  Dispatch  Dollars  kWh's Capacity Dispatch
	   -------   -----  --------  --------  -------  ----- -------- --------
Unit 1    11.4   152.6    90.65%    99.03%      8.3  102.6   59.43%   64.44%
Unit 2    29.5   465.8    81.37%    88.80%     31.1  519.4   90.75%   93.94%

Revenues from Unit 1 increased approximately $3.1 million for the quarter ended March 31, 1999 as compared to the corresponding period in the prior year. During the quarter ended March 31, 1999 revenues from Niagara Mohawk Power Corporation ("Niagara Mohawk") and PG&E Energy Trading - Power, L.P. ("PG&E Energy Trading") were approximately $10.6 million and $0.8 million, respectively. During the quarter ended March 31, 1998 all revenues from Unit 1 were from Niagara Mohawk. The increase in revenues from Unit 1 for the quarter ended March 31, 1999 was primarily due to an increase in delivered energy as evidenced by the increase in capacity factors from 59.43% to 90.65%, and improved contract pricing resulting from the execution of the Amended and Restated Niagara Mohawk Power Purchase Agreement on August 31, 1998. In conjunction with the execution of the Amended and Restated Niagara Mohawk Power Purchase Agreement, Niagara Mohawk no longer has the right to direct the dispatch of Unit 1. During the quarter ended March 31, 1999 the Partnership received Monthly Contract Payments and delivered energy up to the monthly contract quantity to Niagara Mohawk. During the month of January 1999 the Partnership sold all of the Excess Energy generated from Unit 1 to Niagara Mohawk. During the months of February and March 1999 the Partnership sold all of the Excess Energy generated from Unit 1 to PG&E Energy Trading. Excess Energy delivered to Niagara Mohawk and PG&E Energy Trading was sold at negotiated market prices. Deferred revenues of approximately $0.2 million are also included in revenues from Niagara Mohawk during the quarter ended March 31, 1999. During the quarter ended March 31, 1998, Niagara Mohawk dispatched Unit 1 on-line during January and February and off-line during March. Energy delivered during the majority of January and the entire month of February was sold at full contract rates. Energy delivered during the first four days in January was sold under special dispatch arrangements which called for the pricing of delivered energy at variable rates less than full contract rates. Had the Partnership not entered into the special dispatch arrangements, the Unit would have otherwise been dispatched off-line during the relevant periods.

Revenues from Unit 2 decreased approximately $1.6 million for the quarter ended March 31, 1999 as compared to the corresponding period in the prior year. During the quarter ended March 31, 1999, revenues from Consolidated Edison Company of New York, Inc. ("Con Edison") and PG&E Energy Trading were approximately $29.2 million and $0.3 million as compared to approximately $31.1 million and $41.3 thousand, respectively for the corresponding period in the prior year. The decrease in revenues from Unit 2 for the quarter ended March 31, 1999 was primarily due to the decrease in the Con Edison contract price for delivered energy resulting from lower index fuel prices and a decrease in delivered energy as evidenced by the decrease in capacity factors from 90.75% to 81.37%. During the quarter ended March 31, 1999, revenues from PG&E Energy Trading resulted from the sale of other energy-related products. During the quarter ended March 31, 1998, revenues from PG&E Energy Trading resulted from the sale of generated capacity in excess of the contract amount due under the Con Edison Power Purchase Agreement.

Steam revenues for the quarter ended March 31, 1999 were approximately $0.3 million. Steam revenues for the quarter ended March 31, 1998 of approximately $0.2 million were reduced by a reserve of the same amount to reflect the estimated annual true-up so that General Electric would be charged a nominal amount which is the annual equivalent of 160,000 lbs/hr. Delivered steam for the quarter ended March 31, 1999 was approximately 409.8 million pounds as compared to approximately 385.9 million pounds for the corresponding period in the prior year. The increase in steam revenues for the quarter ended March 31, 1999 was primarily due to the increase in delivered steam.

Gas resale revenues for the quarter ended March 31, 1999 were approximately $1.1 million on sales of approximately 0.6 million MMBtu's as compared to approximately $2.0 million on sales of approximately 0.9 million MMBtu's for the corresponding period in the prior year. The $0.9 million decrease in gas resale revenues during the quarter ended March 31, 1999 is primarily due to higher dispatch of Unit 1 and lower natural gas resale prices, which resulted in lower volumes of natural gas becoming available for resale at lower prices. The decrease in natural gas resale prices during the quarter ended March 31, 1999 generally resulted from more moderate temperatures in the Northeast region as compared to colder temperatures, which resulted in higher demand for natural gas, during the corresponding period in the prior year. The Partnership entered into gas resales during periods when Units 1 and 2 were not operating at full capacity.

Cost of revenues for the quarter ended March 31, 1999 were approximately $25.1 million on gas purchases of approximately 6.9 million MMBtu's as compared $28.1 million on gas purchases of approximately 6.9 million MMBtu's for the corresponding period in the prior year. The largest component of the decrease for the quarter ended March 31, 1999 was fuel costs, which decreased approximately $2.6 million from the corresponding period in the prior year. The decrease in the cost of fuel was primarily due to lower contract firm fuel rates which resulted from lower index fuel prices and lower transportation demand costs and the write-off of a reserve of approximately $0.5 million for amounts no longer in dispute with a gas transporter. The Partnership has foreign currency swap agreements to hedge against future exchange rate fluctuations under fuel transportation agreements which are denominated in Canadian dollars. During the quarters ended March 31, 1999 and 1998, fuel costs were increased by approximately $0.6 million and $0.5 million, respectively as a result of the currency swap agreements.

Total other operating expenses for the quarter ended March 31, 1999 were approximately $1.0 million as compared to approximately $1.4 million for the corresponding period in the prior year. The decrease in other operating expenses was primarily due to lower affiliate administrative services and the write-off of a reserve of approximately $0.2 million for amounts no longer claimed by an affiliate.

Net interest expense for the quarter ended March 31, 1999 of approximately $8.0 million was comparable to the corresponding period in the prior year.


Liquidity and Capital Resources

Net cash flows provided by operating activities for the quarter ended March 31, 1999 were approximately $16.6 million as compared to approximately $17.4 million for the corresponding period in the prior year. Net cash flows provided by operating activities primarily represents net income plus the net effect of normally recurring changes in cash receipts and disbursements within the Partnership's operating assets and liability accounts.

Net cash used in investing activities for the quarter ended March 31, 1999 were approximately $45.0 thousand as compared to approximately $0 for the corresponding period in the prior year. Net cash flows used in or provided by investing activities primarily represent additions or adjustments to plant and equipment, respectively.

Net cash used in financing activities for the quarter ended March 31, 1999 was approximately $16.9 million as compared to approximately $14.0 million for the corresponding period in the prior year. The increase in net cash flows used in financing activities for the quarter ended March 31, 1999 is primarily due to more cash becoming available to deposit into Restricted Funds. Pursuant to the Partnership's Depositary and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent, the Partnership is required to maintain certain Restricted Funds. Net cash flows used in financing activities for the quarters ended March 31, 1999 and 1998 primarily represent deposits of monies into the Interest Fund.

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

Year 2000

The Year 2000 issue exists because many computer programs use only two digits to refer to a year, and was developed without considering the impact of the upcoming change in the century. The Partnership has a program in place to address its exposure to the Year 2000 issue. This program is designed to minimize the possibility of significant Year 2000 interruptions.

In 1998, the Partnership established the program to address its software and hardware product and customer concerns, its internal business systems, including technology infrastructure and embedded technology systems, and the compliance of its suppliers. This program includes the following phases: inventory and assessment, remediation, testing, and certification. Certification occurs when mission-critical software and hardware products are determined to be "Year 2000 Ready." The "Year 2000 Ready" category indicates that the Partnership has determined that the product, when used in its designated manner, will not terminate abnormally or give incorrect results with respect to date data before, during or after December 31, 1999.

The Partnership's Year 2000 certification phase was completed in April 1999. The Partnership will continue to perform work associated with contingency planning implementation and the assessment and remediation of non-mission critical items through the end of 1999. The Partnership determined that its only mission-critical software was vendor software. As to mission-critical vendor software, Year 2000 ready upgrades have been obtained from the vendors, tested as appropriate and deemed Year 2000 Ready.

The Partnership has tested remediated software and embedded systems both for ability to handle Year 2000 dates, including appropriate leap year calculations, and to assure that code repair has not affected the base functionality of the code. Software and embedded systems were tested individually where necessary and tested in an integrated manner with other systems, with dates and data advanced and aged to simulate Year 2000 operations. Testing, by its nature, however, cannot comprehensively address all future combinations of dates and events. Because some uncertainty remains after testing as to the ability of code to process future dates, as well as the ability of remediated systems to work in an integrated fashion with other systems, failure of such systems, should they occur, could have a material adverse impact on future results.

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

In April 1999, the Partnership completed its inventory, action planning, risk assessment and contingency planning phases for mission-critical external parties.

Although the Partnership expects its efforts and those of its external parties to be largely successful, the Partnership recognizes that with the complex interaction of today's computing and communication systems, it cannot be certain the Partnership will be completely successful. Therefore, contingency plans have been developed and tested through April 1999 to address its external dependencies as well as any significant schedule delays of mission-critical system work, should they occur. These plans have taken into account possible interruptions of power, computing, financial, and communications infrastructures. Due to the speculative nature of contingency planning, however, it is uncertain whether these plans will be sufficient to remove the risk of material impacts on the Partnerships operations resulting from Year 2000 problems.

Through April 1999, the Partnership spent approximately $273,000 to assess and remediate Year 2000 problems for both mission critical and non-mission critical items. The Partnership's estimate of future costs to address Year 2000 issues is approximately $108,000 to implement contingency plans and to address remaining non-mission critical items; all of which will be expensed.

The Partnership has concluded that the most reasonably likely worst case Year 2000 scenarios that could affect its business include localized telephone problems due to congestion and small isolated malfunctions in the
Partnership's computer systems that would be immediately repaired. The Partnership has developed contingency plans to address these scenarios.

If third parties with whom the Partnership has significant business relationships, fail to achieve Year 2000 readiness of mission-critical systems, there could be a material adverse impact on the Partnership's financial position, results of operations, and cash flows.


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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Partnership is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect its future results of operations and financial condition. The Partnership manages its exposure to these risks through its regular operating and financing activities. The Partnership does not enter into derivative financial instruments for trading purposes.


Interest Rates
--------------

The Partnership's cash and restricted cash are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and restricted cash and the variable rate that these financial instruments may adjust to in the future. A 10% decrease in interest rates for the quarter ended March 31, 1999 would have resulted in a negative impact of approximately $50.0 thousand on the Partnership's net income for that period.

The Partnership's long-term bonds have fixed interest rates. Changes in the current market rates for the bonds would not result in a change in interest expense due to the fixed coupon rate of the bonds.


Foreign Currency Exchange Rates
-------------------------------

The Partnership's currency swap agreements hedge against future exchange rate fluctuations which could result in additional costs incurred under fuel transportation agreements which are denominated in a Canadian currency. In the event a counterparty fails to meet the terms of the agreements, the Partnership's exposure is limited to the currency exchange rate differential. During the quarter ended March 31, 1999 the exchange rate differential had a negative impact of approximately $0.6 million on the Partnership's net income.

                        PART II.     OTHER INFORMATION

ITEM 5.  OTHER ITEMS
         -----------

A Consent of Directors in lieu of an annual meeting was held on April 5, 1999 for both Selkirk Cogen Funding Corporation and JMC Selkirk, Inc. ("The Managing General Partner"). The following tables set forth the names and positions of newly appointed directors.

	Selkirk Cogen Funding Corporation:
	----------------------------------

		Name		 		    Position
		----					--------
	P. Chrisman Iribe			Director
	Sanford L. Hartman*			Director

	The Managing General Partner:
	-----------------------------

		Name		 	        Position
		----					--------
	P. Chrisman Iribe			Director
	Sanford L. Hartman*			Director

	*Stephen A. Herman resigned on April 2, 1999.

     Sanford L. Hartman is General Counsel of U.S. Generating Company, an affiliate of the Partnership, and has been with U.S. Generating Company since 1990. Mr. Hartman assumed the role of General Counsel in April 1999. Prior to joining U.S. Generating Company, Mr. Hartman was counsel to Long Lake Energy Corporation, an independent power producer with headquarters in New York City and was an attorney with the Washington, D.C. law firm of Bishop, Cook, Purcell & Reynolds.


Effective March 5, 1999, the name of Cogen Technologies Selkirk LP, Inc. was changed to RCM Selkirk LP, Inc. and the name of Cogen Technologies Selkirk GP, Inc. was changed to RCM Selkirk GP, Inc.

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



                         			    SELKIRK COGEN PARTNERS, L.P.

Date:  May 17, 1999			            /s/   JMC SELKIRK, INC.
                                        --------------------------
 	                                    Name: General Partner

Date:  May 17, 1999			            /s/  JOHN R. COOPER
                                        --------------------------
 	                                    Name:	John R. Cooper
                                  		Title:	Senior Vice President and
		                                     	and Chief Financial Officer

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         			    SELKIRK COGEN FUNDING
						                 CORPORATION

Date:  May 17, 1999			            /s/  JOHN R. COOPER
                                        --------------------------
 	                                    Name:	John R. Cooper
                                  		Title:	Senior Vice President and
		                                     	and Chief Financial Officer