Form 10-Q
period 1999-06-30
SELKIRK COGEN PARTNERS LP; SELKIRK COGEN FUNDING CORP
filed 1999-08-16
CIK 929540, 929518

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                         Commission File Number 33-83618

                          SELKIRK COGEN PARTNERS, L.P.
       (Exact name of Registrant (Guarantor) as specified in its charter)

             Delaware                                   51-0324332
  State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                     Identification No.)


                        SELKIRK COGEN FUNDING CORPORATION
             (Exact name of Registrant as specified in its charter)


      Delaware                                          51-0354675
 (State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                     Identification No.)


                 One Bowdoin Square, Boston, Massachusetts 02114
          (Address of principal executive offices, including zip code)


                                 (617) 788-3000
              (Registrant's telephone number, including area code)


      SECURITIES REGISTERED PURSUANT TO SECTION 12(b)OR 12 (g) OF THE ACT:
                                      None


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of August 12, 1999, there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value outstanding.

================================================================================

                                TABLE OF CONTENTS




                                                                          Page

                          PART I. FINANCIAL INFORMATION


Item 1.     Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets as of June 30, 1999
            and December 31, 1998....................................      3

            Condensed Consolidated Statements of Operations for
            the three and six months ended June 30, 1999 and 1998....      4

            Condensed Consolidated Statements of Cash Flows for
            the three and six months ended June 30, 1999 and 1998....      5

            Notes to Condensed Consolidated Financial Statements.....      6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Results of Operations....................................      7

            Liquidity and Capital Resources..........................     10

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk .............................................     14


                           PART II. OTHER INFORMATION

Item 5.     Other Items..............................................     15

Item 6.     Exhibits and Reports on Form 8-K.........................     16

SIGNATURES...........................................................     17

                          SELKIRK COGEN PARTNERS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                              (unaudited)
                                                June 30,      December 31,    March 31,
                                                  1999           1998          1999
                                             ------------     ------------    --------
ASSETS

Current assets:
    Cash and cash equivalents..................$  1,662       $  1,839      $  1,401
    Restricted funds...........................   5,238          4,185        21,718

    Accounts receivable........................  15,014         14,281        14,859
    Due from affiliates........................     556            743           721
    Fuel inventory and supplies................   4,996          5,033         5,039
    Other current assets.......................     274            333           371
                                                -------         ------        ------
       Total current assets....................  27,740         26,414        44,109

Plant and equipment, net....................... 303,072        308,999       305,914
Long-term restricted funds.....................  29,222         28,188        28,737
Deferred financing charges, net................  10,205         10,782        10,493
                                                -------        -------       -------
   Total Assets                                $370,239     $  374,383      $389,253
                                                -------        -------       -------
                                                -------        -------       -------

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
    Accounts payable...........................$    263     $     617       $   245
    Accrued bond interest payable..............     375           379         8,913
    Accrued expenses...........................  11,919        12,235        10,101
    Due to affiliates..........................     366           639           322
    Current portion of long-term bonds.........   5,820         4,822         4,822
                                                -------        -------       -------
         Total current liabilities.............  18,743        18,692        24,403

Deferred revenues..............................   6,219         6,565         6,392
Other long-term liabilities....................  17,010        14,803        15,939
Long-term bonds, less current portion.......... 378,112       381,133       381,133

General partners' capital......................    (487)         (457)         (375)
Limited partners' capital...................... (49,358)      (46,353)      (38,239)
                                                --------      --------       -------
         Total partners' capital............... (49,845)      (46,810)      (38,614)
                                                --------      --------       -------

 Total Liabilities and Partners' Capital      $  370,239   $  374,383      $389,253
                                                 -------      -------       -------
                                                 -------      -------       -------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       3

                          SELKIRK COGEN PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)





                                               For the Three Months Ended    For the Six Months Ended     For the Three Months Ended
                                               --------------------------    ------------------------     --------------------------


                                                  June 30,     June 30,     June 30,       June 30,    March 31,    March 31,
                                                    1999         1998         1999           1998        1999         1998
                                                  --------     --------     --------       --------    ---------    ---------
   Operating revenues:
      Electric and steam....................     $ 37,684     $  37,930   $  78,920     $  77,348     $  41,236     $  39,418
      Gas resale............................        3,280         3,187       4,367         5,178         1,087         1,991
                                                  --------     --------     --------       --------     ---------    ---------
           Total operating revenues.........       40,964        41,117      83,287        82,526        42,323        41,409
   Cost of revenue..........................       29,782        28,770      54,887        56,878        25,105        28,108
                                                  --------     --------     --------       --------     ---------    ---------
   Gross profit.............................       11,182        12,347      28,400        25,648        17,218        13,301

   Other operating expenses:
      Administrative services - affiliates..          520           734        758           1,321          238           587
      Other general and administrative expenses       423           552        882           1,096          459           544
      Amortization of deferred financing charges.     289           292        578             583          289           291
                                                  --------     --------     --------       --------     ---------    ---------
           Total other operating expenses           1,232         1,578      2,218           3,000          986         1,422
                                                  --------     --------     --------       --------     ---------    ---------

   Operating income..........................       9,950        10,769     26,182          22,648       16,232        11,879

   Interest (income) expense:
      Interest income........................        (582)         (626)    (1,080)         (1,074)        (498)         (448)
      Interest expense.......................       8,529         8,603     17,063          17,208        8,534         8,605
                                                  --------     --------     --------       --------      ---------    ---------
           Net interest expense..............       7,947         7,977     15,983          16,134        8,036         8,157



   Net Income................................   $   2,003     $   2,792   $  10,199     $   6,514        $8,196       $ 3,722
                                                  --------     --------     --------       --------      ---------    ---------
                                                  --------     --------     --------       --------      ---------    ---------

   Allocated to:
      General partners.......................    $     20     $      28   $     102     $      65        $   82        $   37
      Limited partners                              1,983         2,764      10,097         6,449         8,114         3,685
                                                  --------     --------     --------       --------      ---------    ---------
           Total.............................    $  2,003      $  2,792   $  10,199     $   6,514        $8,196       $ 3,722
                                                  --------     --------     --------       --------      ---------    ---------
                                                  --------     --------     --------       --------      ---------    ---------




The accompanying notes are an integral part of these condensed consolidated financial statements.

                          SELKIRK COGEN PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                   For the Three Months Ended      For the Six Months Ended
                                                   --------------------------      ------------------------

                                                   June 30,       June 30,         June 30,      June 30,
                                                    1999           1998             1999          1998
                                                   --------       --------         --------      --------

  Net cash provided by (used in)
    operating activites.........................  $ (1,162)      $ (5,392)         $15,390      $ 12,046

  Cash flows provided by (used in)
     investing activities:
         Plant and equipment additions..........      (265)           (14)            (310)          (14)
                                                  ---------      ---------         --------     ---------

         Net cash used in investing activities..      (265)           (14)            (310)          (14)

  Cash flows provided by (used in)
    financing activities:
      Cash distributions........................   (13,234)        (3,327)         (13,234)       (3,327)
      Payments of principal on long-term debt...    (2,023)        (1,881)          (2,023)       (1,881)
      Restricted Funds..........................    16,945          7,199             ---         (6,795)
                                                  ---------      ---------         --------     ---------

           Net cash provided by (used in)
            financing activities................     1,688          1,991          (15,257)      (12,003)

  Net increase (decrease) in cash...............       261         (3,415)            (177)           29
  Cash at beginning of period...................     1,401          4,781            1,839         1,337
                                                  ---------      ---------         --------     ---------
  Cash at end of period.........................  $  1,662      $   1,366         $  1,662         1,366
                                                  ---------      ---------         --------     ---------
                                                  ---------      ---------         --------     ---------


  Supplemental disclosures of cash flow information:

    Cash paid for interest......................  $ 17,067      $  17,210         $ 17,067      $ 17,210
                                                  ---------      ---------         --------     ---------
                                                  ---------      ---------         --------     ---------




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

The condensed consolidated financial statements for the interim periods presented are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements reflects all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations applicable to interim financial statements. Certain reclassifications have been made to the Condensed Consolidated Statements of Operations for the quarter and six months ended June 30, 1998 to conform with the current period's basis of presentation.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership's December 31, 1998 Annual Report on Form 10-K.

Note 2. New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivatives fair value must be recognized in the statement of operations as a gain or loss unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. Management has not yet quantified the impact of adopting SFAS No. 133 on the Partnership's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three and Six Months Ended June 30, 1999 Compared to the Three and Six Months Ended June 30, 1998

Net income for the quarter ended June 30, 1999 was approximately $2.0 million as compared to approximately $2.8 million for the corresponding period in the prior year. The $0.8 million decrease in net income is primarily due to an increase in maintenance expenses (offset in part by a decrease in other operating expenses). Net income for the six months ended June 30, 1999 was approximately $10.2 million as compared to approximately $6.5 million for the corresponding period in the prior year. The $3.7 million increase in net income is primarily due to an increase in Unit 1 revenues and decreases in fuel costs and other operating expenses.

Total revenues for the quarter and six months ended June 30, 1999 were approximately $41.0 million and $83.3 million as compared to approximately $41.1 million and $82.5 million for the corresponding periods in the prior year.

Electric Revenues (dollars and kWh's in millions):


                                       For the Three Months Ended
                          June 30, 1999                           June 30, 1998
          ----------------------------------------   ---------------------------------------
          Dollars    kWh's   Capacity    Dispatch    Dollars   kWh's   Capacity   Dispatch
          -------    -----   --------    --------    -------   -----   --------   --------
Unit 1     8.4       125.9     73.73%     91.62%        6.9     58.6     33.60%     39.10%
Unit 2    29.1       397.3     68.64%     73.67%       31.0    504.8     87.22%     94.78%


                                       For the Six Months Ended
                          June 30, 1999                           June 30, 1998
          ----------------------------------------   ---------------------------------------
          Dollars   kWh's    Capacity    Dispatch    Dollars   kWh's   Capacity   Dispatch
          -------    -----   --------    --------    -------   -----   --------   --------
Unit 1    19.8       278.6     82.15%     96.89%       15.2      161.2     46.45%   51.70%
Unit 2    58.6       863.0     74.97%     81.19%       62.1   1,024.2     88.97%    94.36%

Revenues from Unit 1 increased approximately $1.5 million and $4.6 million for the quarter and six months ended June 30, 1999 as compared to the corresponding periods in the prior year, respectively. During the quarter and six months ended June 30, 1999 revenues from Niagara Mohawk Power Corporation ("Niagara Mohawk") were approximately $7.5 million and $18.2 million, respectively, and revenues from PG&E Energy Trading - Power, L.P. ("PG&E Energy Trading") were approximately $0.9 million and $1.6 million, respectively. During the six months ended June 30, 1998 all revenues from Unit 1 were from Niagara Mohawk. The increase in revenues from Unit 1 for the quarter and six months ended June 30, 1999 was primarily due to increases in delivered energy as evidenced by increases in the capacity factor for the corresponding periods and improved contract pricing resulting from the execution of the Amended and Restated Niagara Mohawk Power Purchase Agreement on August 31, 1998. In conjunction with the execution of the Amended and Restated Niagara Mohawk Power Purchase Agreement, Niagara Mohawk no longer has the right to direct the dispatch of Unit 1. During the six months ended June 30, 1999, with the exception of April 1999, the Partnership received Monthly Contract Payments and delivered energy up to the monthly contract quantity to Niagara Mohawk. During the month of January 1999 the Partnership sold all of the Excess Energy generated from Unit 1 to Niagara Mohawk. During the months of February, March and June 1999 the Partnership sold all of the Excess Energy generated from Unit 1 to PG&E Energy Trading. During the months of April and May 1999 the Partnership sold Excess Energy from Unit 1 to both Niagara Mohawk and PG&E Energy Trading. Excess Energy delivered to Niagara Mohawk and PG&E Energy Trading was sold at negotiated market prices. Deferred revenues of approximately $0.3 million are also included in revenues from Niagara Mohawk during the six months ended June 30, 1999.

During the six months ended June 30, 1998, Niagara Mohawk dispatched Unit 1 on-line during January, February, May and June and off-line during March and April. Energy delivered during most of January and the entire month of February was sold at full contract rates. Energy delivered during the first four days of January and the entire months of May and June were sold under special dispatch arrangements which called for the pricing of delivered energy at variable rates less than full contract rates. If the Partnership had not entered into special dispatch arrangements, the Unit would have been otherwise dispatched off-line.

Revenues from Unit 2 decreased approximately $1.9 million and $3.5 million for the quarter and six months ended June 30, 1999 as compared to the corresponding periods in the prior year. During the quarter and six months ended June 30, 1999, revenues from Consolidated Edison Company of New York, Inc. ("Con Edison") were $29.1 million and $58.3 million, respectively, and revenues from PG&E Energy Trading were approximately $0 and $0.3 million, respectively. During the quarter and six months ended June 30, 1998, revenues from Con Edison were $30.9 million and $62.0 million, respectively, and revenues from PG&E Energy Trading were approximately $33.8 thousand and $75.0 thousand, respectively. The decrease in revenues from Unit 2 for the quarter and six months ended June 30, 1999 was primarily due to the decrease in the Con Edison contract price for delivered energy resulting from lower index fuel prices and the decrease in delivered energy as evidenced by decreases in the capacity factor for the corresponding periods. During the six months ended June 30, 1999, revenues from PG&E Energy Trading resulted from the sale of other energy-related products. During the six months ended June 30, 1998, revenues from PG&E Energy Trading resulted from the sale of generated capacity in excess of the contract amount due under the Con Edison Power Purchase Agreement.

Steam revenues for the quarter and six months ended June 30, 1999 of approximately $0.3 million and $0.6 million were reduced by a reserve of approximately $69.2 thousand to reflect the estimated annual true-up so that General Electric would be charged a nominal amount which is the annual equivalent of 160,000 lbs/hr. There were no steam revenues for the quarter ended June 30, 1998. Steam revenues for the six months ended June 30, 1998 of approximately $0.2 million were reduced by a reserve of the same amount to reflect the estimated annual true-up. Delivered steam for the quarter and six months ended June 30, 1999 was approximately 403.4 million pounds and 813.2 million pounds as compared to approximately 297.6 million pounds and 683.5 million pounds for the corresponding periods in the prior year. The increase in steam revenues for the quarter and six months ended June 30, 1999 was primarily due to the increase in delivered steam.

Gas resale revenues for the quarter ended June 30, 1999 were approximately $3.3 million on sales of approximately 1.4 million MMBtu's as compared to approximately $3.2 million on sales of approximately 1.3 million MMBtu's for the corresponding period in the prior year. Gas resale revenues for the six months ended June 30, 1999 were approximately $4.4 million on sales of approximately
2.0 million MMBtu's as compared to approximately $5.2 million on sales of approximately 2.2 million MMBtu's for the corresponding period in the prior year. The $0.8 million decrease in gas resale revenues during the six months ended June 30, 1999 is primarily due to the higher dispatch of Unit 1 and lower natural gas resale prices, which resulted in lower volumes of natural gas becoming available for resale at lower prices. The decrease in natural gas resale prices during the six months ended June 30, 1999 generally resulted from more moderate temperatures in the Northeast region as compared to colder temperatures, which resulted in higher demand for natural gas, during the corresponding period in the prior year. The Partnership entered into gas resales during periods when Units 1 and 2 were not operating at full capacity.

Cost of revenues for the quarter ended June 30, 1999 were approximately $29.8 million on gas purchases of approximately 6.9 million MMBtu's as compared to $28.8 million on gas purchases of approximately 7.1 million MMBtu's for the corresponding period in the prior year. The largest component of the increase for the quarter ended June 30, 1999 were maintenance expenses, which increased approximately $0.9 million from the corresponding period in the prior year. The increase in maintenance expenses was primarily due to higher maintenance costs and the scheduling of planned maintenance to occur during the second quarter of 1999 whereas, in the prior year, similar planned maintenance was scheduled to occur during the fourth quarter of 1998. Cost of revenues for the six months ended June 30, 1999 were approximately $54.9 million on gas purchases of approximately 13.8 million MMBtu's as compared $56.9 million on gas purchases of approximately 14.1 million MMBtu's for the corresponding period in the prior year. The largest component of the decrease for the six months ended June 30, 1999 was fuel costs, which decreased approximately $2.4 million from the corresponding period in the prior year. The decrease in the cost of fuel was primarily due to lower contract firm fuel rates which resulted from lower index fuel prices and lower transportation demand costs and the write-off of a reserve of approximately $0.5 million for amounts no longer in dispute with a gas transporter. The Partnership has foreign currency swap agreements to hedge against future exchange rate fluctuations under fuel transportation agreements which are denominated in Canadian dollars. During the six months ended June 30, 1999 and 1998, fuel costs were increased by approximately $1.2 million and $1.0 million, respectively, as a result of the currency swap agreements.

Total other operating expenses for the quarter and six months ended June 30, 1999 were approximately $1.2 million and $2.2 million as compared to approximately $1.6 million and $3.0 million for the corresponding periods in the prior year. The decrease in other operating expenses for the quarter ended June 30, 1999 was primarily due to lower affiliate administrative services. The decrease in other operating expenses for the six months ended June 30, 1999 was primarily due to lower affiliate administrative services and the write-off of a reserve of approximately $0.2 million for amounts no longer claimed by an affiliate.

Net interest expense for the quarter and six months ended June 30, 1999 of approximately $8.0 million and $16.0 million was comparable to the corresponding periods in the prior year.

Liquidity and Capital Resources
-------------------------------

Net cash flows used in operating activities for the quarter ended June 30, 1999 were approximately $1.2 million as compared to approximately $5.4 million for the corresponding period in the prior year. Net cash flows provided by operating activities for the six months ended June 30, 1999 was approximately $15.4 million as compared to approximately $12.0 million for the corresponding period in the prior year. Net cash flows provided by (used in) operating activities primarily represents net income plus the net effect of normally recurring changes in cash receipts and disbursements within the Partnership's operating assets and liability accounts.

Net cash used in investing activities for the quarter ended June 30, 1999 were approximately $265.0 thousand as compared to approximately $14.0 thousand for the corresponding period in the prior year. Net cash used in investing activities for the six months ended June 30, 1999 were approximately $310.0 thousand as compared to approximately $14.0 thousand for the corresponding period in the prior year. Net cash flows used in investing activities primarily represents additions to plant and equipment.

Net cash provided by financing activities for the quarter ended June 30, 1999 was approximately $1.7 million as compared to approximately $2.0 million for the corresponding period in the prior year. Net cash used in financing activities for the six months ended June 30, 1999 was approximately $15.3 million as compared to approximately $12.0 million for the corresponding period in the prior year. The decrease in net cash flows provided by financing activities for the quarter ended June 30, 1999 and the increase in net cash flows used in financing activities for the six months ended June 30, 1999 is primarily due to more cash becoming available to distribute to the Partners and the increase in the semi-annual payment of principal on long-term debt.

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

Year 2000
---------

The Year 2000 issue exists because many computer programs use only two digits to refer to a year, and was developed without considering the impact of the upcoming change in the century. The Partnership has a program in place to address its exposure to the Year 2000 issue. This program is designed to minimize the possibility of significant Year 2000 interruptions.

In 1998, the Partnership established the program to address its software and hardware product and customer concerns, its internal business systems, including technology infrastructure and embedded technology systems, and the compliance of its suppliers. This program includes the following phases: inventory and assessment, remediation, testing, and certification. Certification occurs when mission-critical software and hardware products are determined to be "Year 2000 Ready." The "Year 2000 Ready" category indicates that the Partnership has determined that the product, when used in its designated manner, will not terminate abnormally or give incorrect results with respect to date data before, during or after December 31, 1999. Once Year 2000 Ready, additional standards and processes are imposed to prevent systems from being compromised.

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

Although the Partnership expects its efforts and those of its external parties to be largely successful, the Partnership recognizes that with the complex interaction of today's computing and communication systems, it cannot be certain the Partnership will be completely successful. Therefore, contingency plans have been developed and tested through April 1999 to address its external dependencies as well as exposure that could result from failures in our own essential business functions. These plans have taken into account possible interruptions of power, computing, financial, and communications infrastructures. Contingency plans will be revised throughout 1999 as necessary. Due to the uncertainty inherent in the contingencies for which plans are being prepared, however, it is uncertain whether these plans will be sufficient to remove the risk of material impacts on the Partnerships operations resulting from Year 2000 problems.

Through July 1999, the Partnership spent approximately $372,000 to assess, remediate and test Year 2000 problems for both mission critical and non-mission critical items. The Partnership's estimate of future costs to address Year 2000 issues is approximately $20,000 to implement contingency plans and to address remaining non-mission critical items; all of which will be expensed.

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


Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

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

Interest Rates
--------------

The Partnership's cash and restricted cash are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and restricted cash and the variable rate that these financial instruments may adjust to in the future. A 10% decrease in interest rates for the quarter and six months ended June 30, 1999 would have resulted in a negative impact of approximately $58.0 thousand and $108.0 thousand, respectively on the Partnership's net income for that period.

The Partnership's long-term bonds have fixed interest rates. Changes in the current market rates for the bonds would not result in a change in interest expense due to the fixed coupon rate of the bonds.

Foreign Currency Exchange Rates
-------------------------------

The Partnership's currency swap agreements hedge against future exchange rate fluctuations which could result in additional costs incurred under fuel transportation agreements which are denominated in a Canadian currency. In the event a counterparty fails to meet the terms of the agreements, the Partnership's exposure is limited to the currency exchange rate differential. During the quarter and six months ended June 30, 1999 the exchange rate differential had a negative impact of approximately $0.6 million and $1.2 million, respectively on the Partnership's net income.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER ITEMS

A written Consent of Directors in lieu of a meeting was executed on July 26, 1999 for both Selkirk Cogen Funding Corporation and JMC Selkirk, Inc. ("The Managing General Partner"). The following tables set forth the names and positions of newly appointed officers.

         Selkirk Cogen Funding Corporation:
         ----------------------------------

                  Name                           Position
                  ----                           --------
         Gary W. Weidinger                       Senior Vice President

         The Managing General Partner:
         -----------------------------

                  Name                           Position
                  ----                           --------
         Gary W. Weidinger                       Senior Vice President


         Gary W. Weidinger is Senior Vice President Asset Management of PG&E Generating Company (formerly "U.S. Generating Company"), an affiliate of the Partnership, and has been with PG&E Generating Company since 1991. Mr. Weidinger was the officer responsible for the Engineering Department prior to joining the Operations Department in 1995. Mr. Weidinger has more than 25 years of experience in the power generation business including management positions with Bechtel Power, Puget Sound Power and Light and California Energy. He has also managed a consulting firm providing services to power generation and industrial customers.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A)          Exhibits

             Exhibit No.            Description
             -----------            -----------

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


                                              SELKIRK COGEN PARTNERS, L.P.

                                              JMC SELKIRK, INC.
                                              General Partner

Date: August 13, 1999                         /s/  JOHN R. COOPER
                                              ----------------------------------
                                              Name:   John R. Cooper
                                              Title:  Senior Vice President and
                                                      Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SELKIRK COGEN FUNDING
                                              CORPORATION

Date:  August 13, 1999                        /s/  JOHN R. COOPER
                                              ----------------------------------
                                              Name:  John R. Cooper
                                              Title: Senior Vice President and
                                                     and Chief Financial Officer