Form 10-Q/A
period 1999-06-30
SELKIRK COGEN PARTNERS LP; SELKIRK COGEN FUNDING CORP
filed 1999-10-15
CIK 929540, 929518

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A


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


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     As of October 13, 1999, there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value outstanding.

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

                          SELKIRK COGEN PARTNERS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                              (unaudited)
                                                June 30,      December 31,
                                                  1999           1998
                                             ------------     ------------
ASSETS

Current assets:
    Cash and cash equivalents..................$  1,662       $  1,839
    Restricted funds...........................   5,238          4,185

    Accounts receivable........................  15,014         14,281
    Due from affiliates........................     556            743
    Fuel inventory and supplies................   4,996          5,033
    Other current assets.......................     274            333
                                                -------         ------
       Total current assets....................  27,740         26,414

Plant and equipment, net....................... 303,072        308,999
Long-term restricted funds.....................  29,222         28,188
Deferred financing charges, net................  10,205         10,782
                                                -------        -------
   Total Assets                                $370,239     $  374,383
                                                -------        -------
                                                -------        -------

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
    Accounts payable...........................$    263     $     617
    Accrued bond interest payable..............     375           379
    Accrued expenses...........................  11,919        12,235
    Due to affiliates..........................     366           639
    Current portion of long-term bonds.........   5,820         4,822
                                                -------        -------
         Total current liabilities.............  18,743        18,692

Deferred revenues..............................   6,219         6,565
Other long-term liabilities....................  17,010        14,803
Long-term bonds, less current portion.......... 378,112       381,133

General partners' capital......................    (487)         (457)
Limited partners' capital...................... (49,358)      (46,353)
                                                --------      --------
         Total partners' capital............... (49,845)      (46,810)
                                                --------      --------

 Total Liabilities and Partners' Capital      $  370,239   $  374,383
                                                 -------      -------
                                                 -------      -------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       3

                          SELKIRK COGEN PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)





                                               For the Three Months Ended    For the Six Months Ended
                                               --------------------------    ------------------------


                                                  June 30,     June 30,     June 30,       June 30,
                                                    1999         1998         1999           1998
                                                  --------     --------     --------       --------
   Operating revenues:
      Electric and steam....................     $ 37,684     $  37,930   $  78,920     $  77,348
      Gas resale............................        3,280         3,187       4,367         5,178
                                                  --------     --------     --------       --------
           Total operating revenues.........       40,964        41,117      83,287        82,526
   Cost of revenue..........................       29,782        28,770      54,887        56,878
                                                  --------     --------     --------       --------
   Gross profit.............................       11,182        12,347      28,400        25,648

   Other operating expenses:
      Administrative services - affiliates..          520           734        758           1,321
      Other general and administrative expenses       423           552        882           1,096
      Amortization of deferred financing charges.     289           292        578             583
                                                  --------     --------     --------       --------
           Total other operating expenses           1,232         1,578      2,218           3,000
                                                  --------     --------     --------       --------

   Operating income..........................       9,950        10,769     26,182          22,648

   Interest (income) expense:
      Interest income........................        (582)         (626)    (1,080)         (1,074)
      Interest expense.......................       8,529         8,603     17,063          17,208
                                                  --------     --------     --------       --------
           Net interest expense..............       7,947         7,977     15,983          16,134



   Net Income................................   $   2,003     $   2,792   $  10,199     $   6,514
                                                  --------     --------     --------       --------
                                                  --------     --------     --------       --------

   Allocated to:
      General partners.......................    $     20     $      28   $     102     $      65
      Limited partners                              1,983         2,764      10,097         6,449
                                                  --------     --------     --------       --------
           Total.............................    $  2,003      $  2,792   $  10,199     $   6,514
                                                  --------     --------     --------       --------
                                                  --------     --------     --------       --------




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


                                              SELKIRK COGEN PARTNERS, L.P.

                                              JMC SELKIRK, INC.
                                              General Partner

Date: October 14, 1999                         /s/  JOHN R. COOPER
                                              ----------------------------------
                                              Name:   John R. Cooper
                                              Title:  Senior Vice President and
                                                      Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              SELKIRK COGEN FUNDING
                                              CORPORATION

Date:  October 14, 1999                        /s/  JOHN R. COOPER
                                              ----------------------------------
                                              Name:  John R. Cooper
                                              Title: Senior Vice President and
                                                     and Chief Financial Officer