Form 10-Q
period 1999-09-30
SELKIRK COGEN PARTNERS LP; SELKIRK COGEN FUNDING CORP
filed 1999-11-15
CIK 929540, 929518

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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


     SECURITIES REGISTERED PURSUANT TO SECTION 12 (b)OR 12 (g) OF THE ACT:
                                      None


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     As of November 12, 1999, there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value outstanding.


================================================================================

                                TABLE OF CONTENTS




                                                                      Page

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets as of
          September 30, 1999 and December 31, 1998................      3

          Condensed Consolidated Statements of Operations
          for the three and  nine months ended September 30,
          1999 and 1998...........................................      4

          Condensed Consolidated Statements of Cash Flows
          for the three and  nine months ended September 30,
          1999 and 1998...........................................      5

          Notes to Condensed Consolidated Financial Statements....      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          Results of Operations...................................      7

          Liquidity and Capital Resources.........................     10

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk ............................................     14


                   PART II. OTHER INFORMATION

Item 5.   Other Items.............................................     15

Item 6.   Exhibits and Reports on Form 8-K........................     15

SIGNATURES........................................................     16

                                           SELKIRK COGEN PARTNERS, L.P.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands)



                                                                     (unaudited)
                                                                    September 30,   December 31,
                                                                         1999           1998
                                                                    -------------   ------------
                                                                                   C>

ASSETS

Current assets:
    Cash and cash equivalents...................................    $    1,169     $    1,839
    Current portion of restricted funds.........................        24,519          4,185
    Accounts receivable.........................................        15,118         14,281
    Due from affiliates.........................................           417            743
    Fuel inventory and supplies.................................         5,284          5,033
    Other current assets........................................           466            333
                                                                    ----------     ----------
          Total current assets..................................        46,973         26,414

Plant and equipment, net........................................       299,965        308,999
Restricted funds, less current portion..........................        29,667         28,188
Deferred financing charges, net.................................         9,917         10,782
                                                                    ----------     ----------
              Total Assets                                          $  386,522     $  374,383
                                                                    ----------     ----------
                                                                    ----------     ----------

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
    Accounts payable............................................    $      239     $      617
    Accrued bond interest payable...............................         8,867            379
    Accrued expenses............................................        11,897         12,235
    Due to affiliates...........................................           358            639
    Current portion of long-term bonds..........................         5,820          4,822
                                                                    ----------     ----------
          Total current liabilities.............................        27,181         18,692

Deferred revenues...............................................         6,046          6,565
Other long-term liabilities.....................................        17,910         14,803
Long-term bonds, less current portion...........................       378,112        381,133

General partners' capital.......................................          (416)          (457)
Limited partners' capital.......................................       (42,311)       (46,353)
                                                                     ----------     ----------
          Total partners' capital...............................       (42,727)       (46,810)
                                                                     ----------     ----------

              Total Liabilities and Partners' Capital               $  386,522     $  374,383
                                                                     ----------     ----------
                                                                     ----------     ----------

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                                    SELKIRK COGEN PARTNERS, L.P.
                                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                           (in thousands)
                                                                             (unaudited)


                                                                 For the Three Months Ended         For the Nine Months Ended
                                                             ------------------------------      -------------------------------

                                                             September 30,   September 30,       September 30,     September 30,
                                                                 1999             1998                 1999             1998
                                                             -------------   -------------       -------------     -------------
     Operating revenues:
      Electric and steam.................................    $   45,564         $  43,251          $  124,484       $    120,599
      Gas resale.........................................           939               170               5,306              5,348
                                                             ------------    -------------       -------------     -------------
            Total operating revenues.....................        46,503            43,421             129,790            125,947

     Cost of revenue.....................................        29,299            27,435              84,186             84,313
                                                             ------------    -------------       -------------     -------------
     Gross profit........................................        17,204            15,986              45,604             41,634

     Other operating expenses:
      Administrative services - affiliates...............           563                17               1,321              1,338
      Other general and administrative expenses..........           323               250               1,205              1,346
      Amortization of deferred financing charges.........           287               290                 865                873
                                                             ------------    -------------       -------------     -------------
            Total other operating expenses...............         1,173               557               3,391              3,557
                                                             ------------    -------------       -------------     -------------

     Operating income....................................        16,031            15,429              42,213             38,077

     Interest (income) expense:
      Interest income....................................          (549)             (565)             (1,629)            (1,639)
      Interest expense...................................         8,492             8,564              25,555             25,772
                                                             ------------    -------------       -------------     -------------
            Net interest expense                                  7,943             7,999              23,926             24,133
                                                             ------------    -------------       -------------     -------------
     Net Income..........................................     $   8,088         $   7,430          $   18,287       $     13,944
                                                             ------------    -------------       -------------     -------------
                                                             ------------    -------------       -------------     -------------
     Allocated to:
      General partners...................................     $      81         $      75          $      183       $        140
      Limited partners...................................         8,007             7,355              18,104             13,804
                                                             ------------    -------------       -------------     -------------
            Total........................................     $   8,088         $   7,430          $   18,287       $     13,944
                                                             ------------    -------------       -------------     -------------
                                                             ------------    -------------       -------------     -------------




         The accompanying notes are an integral part of these condensed consolidated financial statements.



                                                        SELKIRK COGEN PARTNERS, L.P.
                                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (in thousands)
                                                                 (unaudited)

                                                                   For the Three Months Ended          For the Nine Months Ended
                                                                -------------------------------     -------------------------------
                                                                September 30,     September 30,     September 30,     September 30,
                                                                     1999              1998              1999              1998
                                                                -------------     -------------     -------------     -------------

    Net cash provided by operating activities....................  $ 20,387           $  27,074     $   35,777        $   39,120

    Cash flows provided by (used in) investing activities:
        Plant and equipment additions............................      ---                ---             (310)              (14)
                                                                   --------           ---------      ----------        -----------

           Net cash used in investing activities.................      ---                ---             (310)              (14)

    Cash flows provided by (used in) financing activities:

        Cash distributions.......................................      (970)            (5,665)        (14,204)            (8,992)
        Payments of principal on long-term debt..................       ---                ---          (2,023)            (1,881)
        Restricted funds.........................................   (19,910)           (21,851)        (19,910)           (28,646)
                                                                    --------           ---------      ----------       -----------
             Net cash used in financing activities...............   (20,880)           (27,516)        (36,137)           (39,519)

    Net decrease in cash and equivalents.........................      (493)              (442)           (670)              (413)

    Cash and cash equivalents at beginning of period.............     1,662              1,366           1,839              1,337
                                                                    --------           ---------      ----------       -----------
    Cash and cash equivalents at end of period................... $   1,169           $    924       $   1,169           $    924
                                                                    --------           ---------      ----------       -----------
                                                                    --------           ---------      ----------       -----------

    Supplemental disclosures of cash flow information:

        Cash paid for interest................................... $    ---           $    ---        $  17,067           $ 17,210
                                                                    --------           ---------      ----------       -----------
                                                                    --------           ---------      ----------       -----------

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                          SELKIRK COGEN PARTNERS, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include Selkirk Cogen Partners, L.P. and its wholly-owned subsidiary, Selkirk Cogen Funding Corporation, (collectively the "Partnership"). All significant intercompany accounts and transactions have been eliminated.

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

Note 2. New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires that all derivative instruments be recognized in the balance sheets as assets or liabilities measured at fair value. Changes in the fair value of derivative instruments are recognized as gains or losses in the statement of operations or as a component of other comprehensive income. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management has not yet evaluated the impact adopting SFAS No. 133 may have on the Partnership's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Three and Nine Months Ended September 30, 1999 Compared to the Three and Nine Months Ended September 30, 1998
--------------------------------------------------------------------------------

Net income for the quarter ended September 30, 1999 was approximately $8.1 million as compared to approximately $7.4 million for the corresponding period in the prior year. The $0.7 million increase in net income is primarily due to an increase in gross profit (offset in part by an increase in other operating expenses). Net income for the nine months ended September 30, 1999 was approximately $18.3 million as compared to approximately $13.9 million for the corresponding period in the prior year. The $4.4 million increase in net income is primarily due to an increase in Unit 1 operating revenues.

Total revenues for the quarter and nine months ended September 30, 1999 were approximately $46.5 million and $129.8 million as compared to approximately $43.4 million and $125.9 million for the corresponding periods in the prior year, respectively.

Electric Revenues (dollars and kWh's in millions):


                                                  For the Three Months Ended
                                September 30, 1999                         September 30, 1998
                          ------------------------------------     -------------------------------------

                          Dollars   kWh's   Capacity  Dispatch     Dollars   kWh's   Capacity   Dispatch
                          -------   -----   --------  --------     -------   -----   --------   --------
Unit 1                      12.4     144.5    84.19%    99.28%       11.7    152.2     86.36%    100.00%
Unit 2                      33.3     539.5    92.20%    96.65%       31.5    575.2     98.30%     98.87%


                                                  For the Nine Months Ended
                                September 30, 1999                              September 30, 1998
                          -------------------------------------    --------------------------------------
                          Dollars   kWh's   Capacity  Dispatch     Dollars   kWh's   Capacity   Dispatch
                          -------   -----   --------  --------     -------   -----   --------   --------
Unit 1                      32.2     423.0    82.84%   96.64%       27.0      313.4     59.77%    67.98%
Unit 2                      91.9   1,402.5    80.78%   86.40%       93.5    1,599.4     92.12%    95.88%


Revenues from Unit 1 increased approximately $0.7 million and $5.2 million for the quarter and nine months ended September 30, 1999 as compared to the corresponding periods in the prior year, respectively. During the quarter and nine months ended September 30, 1999 revenues from Niagara Mohawk Power
Corporation ("Niagara Mohawk") were approximately $9.3 million and $27.5 million, respectively, and revenues from PG&E Energy Trading - Power, L.P. ("PG&E Energy Trading") were approximately $3.1 million and $4.7 million, respectively. During the nine months ended September 30, 1998 all revenues from Unit 1 were from Niagara Mohawk. The increase in revenues from Unit 1 for the quarter ended September 30, 1999 was primarily due to higher market energy prices. The increase in revenues from Unit 1 for the nine months ended September 30, 1999 was primarily due to the increase in delivered energy as evidenced by the increase in the capacity factor for the period and improved contract pricing resulting from the execution of the Amended and Restated Niagara Mohawk Power Purchase Agreement on August 31, 1998. In conjunction with the execution of the Amended and Restated Niagara Mohawk Power Purchase Agreement, Niagara Mohawk no longer has the right to direct the dispatch of Unit 1. During the nine months ended September 30, 1999, with the exception of April 1999, the Partnership received Monthly Contract Payments and delivered energy up to the monthly contract quantity to Niagara Mohawk. During the month of January 1999 the Partnership sold all of the Excess Energy generated from Unit 1 to Niagara Mohawk. During the months of February, March, June and September 1999 the Partnership sold all of the Excess Energy generated from Unit 1 to PG&E Energy Trading. During the months of April, May, July and August 1999 the Partnership sold Excess Energy from Unit 1 to both Niagara Mohawk and PG&E Energy Trading. Excess Energy delivered to Niagara Mohawk and PG&E Energy Trading was sold at negotiated market prices. Amortized deferred revenues of approximately $0.5 million are also included in revenues from Niagara Mohawk during the nine months ended September 30, 1999.

During the nine months ended September 30, 1998, with the exception of March and April, Niagara Mohawk dispatched Unit 1 on-line. Energy delivered during most of January and the entire months of February, July, August and September was sold at full contract rates. Energy delivered during the first four days of January and the entire months of May and June was sold under special dispatch arrangements which called for the pricing of delivered energy at variable rates which were less than full contract rates. If the Partnership had not entered into special dispatch arrangements, the Unit would have otherwise been dispatched off-line during the relevant periods.

Revenues from Unit 2 increased approximately $1.8 million and decreased approximately $1.6 million for the quarter and nine months ended September 30, 1999 as compared to the corresponding periods in the prior year, respectively. During the quarter and nine months ended September 30, 1999, revenues from Consolidated Edison Company of New York, Inc. ("Con Edison") were $33.3 million and $91.6 million, respectively, and revenues from PG&E Energy Trading was approximately $0.3 million for the nine months ended September 30, 1999. During the quarter and nine months ended September 30, 1998, revenues from Con Edison were $31.5 million and $93.5 million, respectively, and revenues from PG&E Energy Trading were approximately $73,500 and $148,500, respectively. The increase in revenues from Unit 2 for the quarter ended September 30, 1999 was primarily due to the increase in the Con Edison contract price for delivered energy resulting from higher index fuel prices. The decrease in revenues from Unit 2 for the nine months ended September 30, 1999 was primarily due to the decrease in delivered energy as evidenced by the decrease in the capacity factor for the period. During the nine months ended September 30, 1999, revenue from PG&E Energy Trading was the result of the sale of other energy-related products. During the nine months ended September 30, 1998, revenue from PG&E Energy Trading was the result of the sales of generated capacity and energy in excess of the contract amount due under the Con Edison Power Purchase Agreement.

There were no steam revenues for the quarter ended September 30, 1999 however, a reserve of approximately $144,000 was recorded to reflect the estimated annual true-up so that General Electric would be charged a nominal amount which is the annual equivalent of 160,000 lbs/hr. Steam revenues for the nine months ended September 30, 1999 of $0.6 million were reduced by a reserve of approximately $0.2 million to reflect the estimated annual true-up. There were no steam revenues for the quarter ended September 30, 1998. Steam revenues for the nine months ended September 30, 1998 of approximately $0.2 million were reduced by a reserve of the same amount to reflect the estimated annual true-up. Delivered steam for the quarter and nine months ended September 30, 1999 was approximately
313.6 million  pounds and 1,126.8  million  pounds as compared to  approximately
285.5 million pounds and 969.0 million pounds for the corresponding periods in the prior year, respectively. The increase in steam revenues for the quarter and nine months ended September 30, 1999 was primarily due to the increase in delivered steam.

Gas resale revenues for the quarter ended September 30, 1999 were approximately $0.9 million on sales of approximately 0.4 million MMBtu's as compared to approximately $0.2 million on sales of approximately 0.1 million MMBtu's for the corresponding period in the prior year. The $0.7 million increase in gas resale revenues during the quarter ended September 30, 1999 is primarily due to higher natural gas resale prices and the lower dispatch of Unit 2, which resulted in higher volumes of natural gas becoming available for resale at higher prices. The increase in natural gas resale prices during the quarter ended September 30, 1999 generally resulted from higher market pricing for both gas and oil as well as increased demands for electric generation. The increased market activity was also in direct response to the extremely active hurricane season and warmer than normal temperatures. Gas resale revenues for the nine months ended September 30, 1999 and 1998 were approximately $5.3 million on sales of approximately 2.3 million MMBtu's. Gas resales occur during periods when Units 1 and 2 were not operating at full capacity.

Cost of revenues for the quarter ended September 30, 1999 was approximately $29.3 million on gas purchases of approximately 7.1 million MMBtu's as compared to $27.4 million on gas purchases of approximately the same number of units during the corresponding period in the prior year. The largest component of the increase for the quarter ended September 30, 1999 was fuel costs, which increased approximately $2.0 million from the corresponding period in the prior year. The increase in the cost of fuel was primarily due to the higher price of gas under the firm fuel contracts. Cost of revenues for the nine months ended September 30, 1999 was approximately $84.2 million on gas purchases of approximately 21.0 million MMBtu's as compared $84.3 million on gas purchases of approximately 21.1 million MMBtu's for the corresponding period in the prior year. The Partnership has foreign currency swap agreements to hedge against future exchange rate fluctuations under fuel transportation agreements which are denominated in Canadian dollars. During the nine months ended September 30, 1999 and

1998, fuel costs were increased by approximately $1.8 million and $1.7 million, respectively, as a result of the currency swap agreements.

Total other operating expenses for the quarter and nine months ended September 30, 1999 were approximately $1.2 million and $3.4 million as compared to approximately $0.6 million and $3.6 million for the corresponding periods in the prior year, respectively. The increase in other operating expenses for the quarter ended September 30, 1999 was primarily due to higher affiliate administrative services. The decrease in other operating expenses for the nine months ended September 30, 1999 was primarily due to lower other general and administrative expenses.

Net interest expense for the quarter and nine months ended September 30, 1999 of approximately $7.9 million and $23.9 million was comparable to the corresponding periods in the prior year.


Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities for the quarter ended September 30, 1999 was approximately $20.4 million as compared to approximately $27.1 million for the corresponding period in the prior year. Net cash provided by operating activities for the nine months ended September 30, 1999 was approximately $35.8 million as compared to approximately $39.1 million for the corresponding period in the prior year. Net cash provided by operating activities primarily represents net income plus the net effect of recurring changes in cash receipts and disbursements within the Partnership's operating assets and liability accounts. Net cash provided by operating activities for the quarter ended September 30, 1998 included the net activity of approximately $6.9 million which resulted from the execution of the Amended and Restated Niagara Mohawk Power Purchase Agreement on August 31, 1998.

No cash was used in investing activities for the quarters ended September 30, 1999 and 1998. Net cash used in investing activities for the nine months ended September 30, 1999 was approximately $310,000 as compared to approximately $14,000 for the corresponding period in the prior year. Net cash used in investing activities primarily represents additions to plant and equipment.

Net cash used in financing activities for the quarter ended September 30, 1999 was approximately $20.9 million as compared to approximately $27.5 million for the corresponding period in the prior year. Net cash used in financing activities for the nine months ended September 30, 1999 was approximately $36.1 million as compared to approximately $39.5 million for the corresponding period in the prior year. The decrease in net cash used in financing activities for the quarter ended September 30, 1999 was primarily due to the decrease in cash distributions to the Partners. The decrease in net cash used in financing activities for the nine months ended September 30, 1999 was primarily due to decreases in cash deposited into the Partnership Distribution Fund and

Debt Service Reserve Fund (offset in part by an increase in cash distributions to the Partners).

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

Future operating results and cash flows from operations are also dependent on, among other things, the performance of equipment; levels of dispatch; the receipt of certain capacity and other fixed payments; electricity prices; natural gas resale prices; and fuel deliveries and prices. A significant change in any of these factors could have a material adverse effect on the results of operations for the Partnership.

The Partnership believes based on current conditions and circumstances,  that it
will  have   sufficient  cash  flows  from  operations  to  fund  existing  debt obligations and operating costs.


Year 2000
---------

The Year 2000 issue exists because many computer programs use only two digits to indicate the year in a date, and was developed without considering the impact of the upcoming change in the century. The Partnership has a program in place to address its exposure to the Year 2000 issue. This program is designed to minimize the possibility of significant Year 2000 interruptions.

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

The Partnership's Year 2000 certification phase was completed in April 1999. The Partnership will continue to perform work associated with contingency planning implementation, and the assessment and remediation of non-mission critical items through the end of 1999. The Partnership determined that its only mission-critical software was vendor software. As to mission-critical vendor software, Year 2000 ready upgrades have been obtained from the vendors, tested as appropriate and deemed Year 2000 Ready.

The Partnership has tested remediated software and embedded systems both for ability to handle Year 2000 dates, including appropriate leap year calculations, and to assure that code repair has not affected the base functionality of the code. Software and embedded systems were tested on an integrated and unit basis. The integrated system test was intended to replicate the Partnership's typical processes with dates and data advanced and aged to simulate Year 2000 operations. Unit tests supplement the integrated testing to evaluate remaining functions that were not part of the integrated test. Testing, by its nature, however, cannot comprehensively address all future combinations of dates and events. Because some uncertainty remains after testing as to the ability of code to process future dates, as well as the ability of remediated systems to work in an integrated fashion with other systems, failure of such systems, should they occur, could have a material adverse impact on future results.

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

Through October 1999, the Partnership spent approximately $520,000 to assess, remediate and test Year 2000 problems for both mission critical and non-mission critical items. This amount includes $148,000 of affiliate related labor costs whereas, these costs were not included in previous reports. The Partnership's estimate of future costs to address Year 2000 issues is approximately $20,000 to implement contingency plans and to address remaining non-mission critical items; all of which will be expensed.

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

Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

Certain statements included herein are forward-looking statements concerning the Partnership's operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including general business and economic conditions; the performance of equipment; levels of dispatch; the receipt of certain capacity and other fixed payments; electricity prices; natural gas resale prices; fuel deliveries and prices; whether Con Edison were to prevail in its claim to Unit 2's excess natural gas volumes, and the related margins and issues related to Year 2000 compliance.


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect its future results of operations and financial condition. The Partnership manages its exposure to these risks through its regular operating and financing activities.

Interest Rates

The Partnership's cash and restricted cash are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and restricted cash and the variable rate that these financial instruments may adjust to in the future. A 10% decrease in interest rates for the quarter and nine months ended September 30, 1999 would have resulted in a negative impact of approximately $55,000 and $163,000, respectively on the Partnership's net income for that period.

The Partnership's long-term bonds have fixed interest rates. Changes in the current market rates for the bonds would not result in a change in interest expense due to the fixed coupon rate of the bonds.

Foreign Currency Exchange Rates

The Partnership's currency swap agreements hedge against future exchange rate fluctuations which could result in additional costs incurred under fuel transportation agreements which are denominated in the Canadian currency. In the event a counterparty fails to meet the terms of the agreements, the Partnership's exposure is limited to the currency exchange rate differential. During the quarter and nine months ended September 30, 1999 the exchange rate differential had a negative impact of approximately $0.6 million and $1.8 million, respectively on the Partnership's net income.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER ITEMS

Douglas F. Egan, Senior Vice President, resigned on November 5, 1999.


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


                                    SELKIRK COGEN PARTNERS, L.P.

                                    JMC SELKIRK, INC.
                                    General Partner

Date: November 15, 1999             /s/  JOHN R. COOPER
                                    --------------------------------------
                                    Name:     John R. Cooper
                                    Title:    Senior Vice President and
                                              Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SELKIRK COGEN FUNDING
                                              CORPORATION

Date:  November 15, 1999                    /s/  JOHN R. COOPER
                                            ------------------------------------
                                            Name:    John R. Cooper
                                            Title:   Senior Vice President and
                                                     and Chief Financial Officer