Form 10-K
period 1999-12-31
SELKIRK COGEN PARTNERS LP; SELKIRK COGEN FUNDING CORP
filed 2000-03-30
CIK 929540, 929518

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

      SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OR 12 (g)OF THE ACT:
                                      None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         As of March 29, 2000, there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

================================================================================

                                TABLE OF CONTENTS

                                                                           Page

                                     PART I

Item 1.  Business.....................................................      3
Item 2.  Properties...................................................     16
Item 3.  Legal Proceedings............................................     17
Item 4.  Submission of Matters to a Vote of Security Holders..........     18

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................     19
Item 6.   Selected Financial Data.....................................     19
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................     20
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ..     30
Item 8.  Financial Statements and Supplementary Data..................     31
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.......................     31

                                    PART III

Item 10. Directors and Executive Officers of the Funding Corporation
            and the Managing General Partner..........................     32
Item 11. Executive and Board Compensation and Benefits................     34
Item 12. Security Ownership of Certain Beneficial Owners and
            Management................................................     34
Item 13. Certain Relationships and Related Transactions...............     35

                                     PART IV

Item 14. Financial Statements, Exhibits and Reports on Form 8-K.......     36

Signatures............................................................     49

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

The Partnership

         The managing general partner of the Partnership is JMC Selkirk, Inc. ("JMC Selkirk" or the "Managing General Partner"). The other general partner of the Partnership (together with JMC Selkirk, the "General Partners") is RCM
Selkirk GP, Inc. ("RCM Selkirk GP", formerly Cogen Technologies Selkirk GP, Inc.). The limited partners of the Partnership (the "Limited Partners," and together with the General Partners, the "Partners") are JMC Selkirk, PentaGen Investors, L.P. ("Investors", formerly JMCS I Investors, L.P.), EI Selkirk, Inc. ("EI Selkirk") and RCM Selkirk, LP, Inc. ("RCM Selkirk LP", formerly Cogen Technologies Selkirk LP, Inc.).

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

JMCS I Management, Inc. ("JMCS I Management"), an affiliate of the Managing General Partner, is acting as the project management firm (the "Project Management Firm") for the Partnership, and as such is responsible for the implementation and administration of the Partnership's business under the direction of the Managing General Partner. Upon the occurrence of certain events specified in the Partnership Agreement, RCM Selkirk GP may assume the powers and responsibilities of the Managing General Partner and of the Project Management Firm. Under the Partnership Agreement, each General Partner other than the Managing General Partner may convert its general partnership interest to that of a Limited Partner.

         JMC Selkirk is an indirect, wholly owned subsidiary of Beale Generating Company ("Beale", formerly J. Makowski Company, Inc ("JMCI")) which is jointly owned by Cogentrix Eastern America, Inc. ("Cogentrix") and PG&E Generating Power Group, LLC ("PG&EGen Power"). Cogentrix is a subsidiary of Cogentrix Energy, Inc. and PG&EGen Power is an indirect, wholly owned subsidiary of PG&E Corporation.

         JMCS I Management is an indirect, wholly-owned subsidiary of PG&E Corporation.

        Investors is a Delaware limited partnership consisting of JMCS I Holdings, Inc., JMC Selkirk. (each an affiliate of Beale), and TPC Generating, Inc.

         RCM Selkirk GP and RCM Selkirk LP are each affiliates of RCM Holdings, Inc. ("RCM", formerly Cogen Technologies, Inc.).

        EI Selkirk is a wholly-owned subsidiary of GPU International, Inc. ("GPUI", formerly Energy Initiatives, Inc.) which is a wholly-owned subsidiary of GPU, Inc.


The Funding Corporation

         The Funding Corporation was established for the sole purpose of issuing $165,000,000 of 8.65% First Mortgage Bonds Due 2007 (the "Old 2007 Bonds") and
$227,000,000 of 8.98% First Mortgage Bonds Due 2012 (the "Old 2012 Bonds," and collectively with the Old 2007 Bonds, the "Old Bonds") and as agent acting on behalf of the Partnership pursuant to a Trust Indenture among Funding Corporation, the Partnership and Bankers Trust Company, as trustee (the "Indenture"). A portion of the proceeds from the sale of the Old Bonds was loaned to the Partnership in connection with the financing of its outstanding indebtedness and the remaining proceeds were loaned to the Partnership (the total amount of such extensions of credit, the "Partnership Loans"). In November 1994, the Funding Corporation and the Partnership offered to exchange (i) $165,000,000 of 8.65% First Mortgage Bonds Due 2007, Series A (the "New 2007 Bonds") for a like principal amount of Old 2007 Bonds, and (ii) $227,000,000 of 8.98% First Mortgage Bonds Due 2012, Series A (the "New 2012 Bonds," and collectively with the New 2007 Bonds, the "New Bonds", and the New Bonds together with the Old Bonds, the "Bonds") for a like principal amount of Old 2012 Bonds, respectively, with the holders thereof. On December 12, 1994, the exchange of all of the Old

Bonds for the New Bonds was completed, and none of the Old Bonds remain outstanding. The obligations of the Funding Corporation in respect of the Bonds are unconditionally guaranteed by the Partnership (the "Guarantee").

         The Bonds, the Partnership Loans and the Guarantee are not guaranteed by, or otherwise obligations of, the Partners, Beale, TPC Generating, Inc., PG&E Corporation, Cogentrix Energy, Inc., RCM, GPU, Inc., or any of their respective affiliates, other than the Funding Corporation and the Partnership. The obligations of the Partnership under the Partnership Loans and the Guarantee are secured by, among other things, a pledge by the General Partners of their respective general partnership interests in the Partnership and pledges by the shareholders of JMC Selkirk and RCM Selkirk GP of the outstanding capital stock of each such General Partner.

The Facility and Certain Project Contracts

The Facility

         The Facility is located on an approximately 15.7 acre site leased from General Electric adjacent to General Electric's plastic manufacturing plant (the "GE Plant") in the Town of Bethlehem, County of Albany, New York (the "Facility Site"). The Facility is a natural gas-fired cogeneration facility which has a total electric generating capacity in excess of 345 megawatts ("MW") with a maximum average steam output of 400,000 pounds per hour ("lbs/hr"). The Facility consists of one unit ("Unit 1") with an electric generating capacity of approximately 79.9 MW and a second unit ("Unit 2") with an electric generating capacity of approximately 265 MW. The Public Utilities Regulatory Policies Act of 1978, as amended ("PURPA") defines a cogeneration facility as a facility which produces electric energy and forms of useful thermal energy (such as heat or steam), used for industrial, commercial, heating or cooling purposes, through the sequential use of one or more energy inputs. In the case of the Facility, the Facility uses natural gas as its primary fuel input to produce electric energy for sale to Niagara Mohawk, Con Edison and PG&E Energy Trading - Power, L.P. and to produce useful thermal energy in the form of steam for sale to General Electric for industrial purposes. The Facility is a "topping-cycle cogeneration facility," which means that when the Facility is operated in a combined-cycle mode, it uses natural gas or fuel oil to produce electricity, and the reject heat from power production is then used to provide steam to General Electric. Unit 1 and Unit 2 have been designed to operate independently for electrical generation, while thermally integrated for steam generation, thereby optimizing efficiencies in the combined performance of the Facility. A properly designed and constructed cogeneration facility is able to convert the energy contained in the input fuel source to useful energy outputs more efficiently than typical utility plants. The Facility has been certified as a qualifying facility ("Qualifying Facility") in accordance with PURPA and the regulations promulgated thereunder by the Federal Energy Regulatory Commission ("FERC").

Niagara Mohawk

         The Partnership has a long term contract with Niagara Mohawk to sell electric capacity and energy produced by Unit 1 to Niagara Mohawk. For the year ended December 31, 1999, 1998 and 1997, electric sales to Niagara Mohawk accounted for approximately 20.0%, 20.5% and 19.3%, respectively, of total project revenues.

         In 1996, the Partnership joined with generators which, like the Partnership, are not regulated as utilities ("non-utility generators") selling power to Niagara Mohawk to commence negotiations concerning a joint settlement that would result in the termination or restructuring of their respective power purchase agreements. The Partnership entered into a Master Restructuring Agreement (as amended on March 31, 1998, April 21, 1998, May 7, 1998 and June 2, 1998, the "MRA") dated July 9, 1997 among Niagara Mohawk, the Partnership and certain other non-utility power generators selling electricity to Niagara Mohawk (the "Settling IPP's").

         The closing of the transactions provided under the MRA for the Settling IPP's (other than the Partnership) occurred on June 30, 1998 (the "Other Settling IPP Closing"). At the Other Settling IPP Closing, the Partnership made $2.2 million in payments related to the agreed allocation among the Settling IPP's of certain costs and benefits. The closing of the MRA transactions between the Partnership and Niagara Mohawk occurred on August 31, 1998. At that time, the Amended and Restated Power Purchase Agreement, dated as of July 1, 1998, between the Partnership and Niagara Mohawk became effective (the "Amended and Restated Niagara Mohawk Power Purchase Agreement"), and Niagara Mohawk made cash payments of approximately $10.3 million, representing its net share of the agreed allocation among IPP's for certain adjustments, into the Partnership's Project Revenue Fund maintained at Bankers Trust Company, as Depositary Agent under the May 1, 1994 Deposit and Disbursement Agreement. In addition, the Partnership delivered notices to Paramount Resources Limited ("Paramount") and TransCanada Pipelines Limited ("TransCanada") that the Second Amended and Restated Gas Purchase Contract, dated as of May 6, 1998, between the Partnership and Paramount, and the Amending Agreement to Gas Transportation Contract, dated as of July 20, 1998, between the Partnership and TransCanada had become effective.

         On August 31, 1998, the Partnership received written notice from Standard & Poor's Corporation ("S&P") that, after giving effect to the consummation of the transactions contemplated by the Amended and Restated Niagara Mohawk Power Purchase Agreement, S&P affirmed its "BBB-" rating of the Bonds and removed the rating from CreditWatch. On August 27, 1998, the Partnership received written notice from Moody's Investors Service, Inc. ("Moody's") that, after giving effect to the Unit 1 Restructuring, Moody's affirmed its "Baa3" rating of the Bonds, changed the outlook of the New 2007 Bonds from "negative" to "stable" and did not change its previous "negative outlook" with respect to the New 2012 Bonds. As of the date of this report, neither S&P nor Moody's has made any changes to the ratings of the Bonds.

          Unit 1 commenced commercial operation on April 17, 1992 and through June 30, 1998 sold at least 79.9 MW of electric capacity and associated energy to Niagara Mohawk under the original long-term contract that allowed Niagara Mohawk to schedule Unit 1 for dispatch on an economic basis (the "Original Niagara Mohawk Power Purchase Agreement"). The term of the Original Niagara Mohawk Power Purchase Agreement was 20 years from the date of initial commercial operation of Unit 1. On August 31, 1998 the Partnership and Niagara Mohawk executed an Amended and Restated Niagara Mohawk Power Purchase Agreement in conjunction with the consummation of the transactions pursuant to the MRA. The term of the Amended and Restated Niagara Mohawk Power Purchase Agreement is ten years from July 1, 1998 with the exception of Niagara Mohawk's transitional call rights discussed below.

         The Amended and Restated Niagara Mohawk Power Purchase Agreement provides for a monthly contract payment ("Monthly Contract Payment") which is comprised of four indexed pricing components:(i) a capacity payment, (ii) an energy payment, (iii) a transportation payment, and (iv) an operation and maintenance payment. The capacity payment, transportation payment, operation and maintenance payment and a fixed portion of the energy payment are payable whether or not the Partnership sells energy or capacity to Niagara Mohawk. The variable portion of the energy payment varies with the quantities of energy and capacity actually sold to Niagara Mohawk pursuant to the Sale Option, Call Option or exercise by Niagara Mohawk of its right of first refusal (Sale Option and Call Option are defined below). Niagara Mohawk will be obligated to pay the Partnership the Monthly Contract Payment to the extent such number is positive, and, the Partnership will be obligated to pay Niagara Mohawk the Monthly
Contract Payment to the extent such number is negative. Since the capacity payment and the fixed portion of the energy payment are offset by actual market prices, during periods in which the market energy price or market capacity price is high, the sum of these payments could result in a negative number. In such event the Partnership would be obligated to make payments to Niagara Mohawk. Under the Amended and Restated Niagara Mohawk Power Purchase Agreement, the Partnership at all times retains the right to sell Unit 1 energy and associated capacity at the prevailing market price (assuming the plant is available for generation). The Partnership would expect net revenues from such sales to mitigate the impact of any payments it might be required to make to Niagara Mohawk during periods in which actual market prices are high.

          During the period from July 1, 1998 through November 18, 1999, the initial market pricing for energy was a proxy market price based on Niagara Mohawk's tariff for power purchases from Qualifying Facilities. During this period, Niagara Mohawk also had the right ("Call Option") to call Unit 1's energy and capacity, up to the defined contract quantities. If Niagara Mohawk chose to exercise its Call Option, the Partnership had the right to sell and deliver, and Niagara Mohawk had the obligation to take and pay for, all energy produced by Unit 1 which exceeded the Call Option quantity ("Excess Energy"). The price Niagara Mohawk was required to pay for the Call Option quantity and the Excess Energy was the higher of (a) the initial market energy rate, or (b) the Partnership's variable gas opportunity costs and operation and maintenance costs ("Variable Energy Price"). Niagara Mohawk did not exercise its Call Option. On November 18, 1999, the New York Independent System

Operator ("ISO") commenced operations for each of eleven regions and at each generator interconnection within New York State. The ISO establishes a marketplace whereby market prices will be determined based on daily bids for quantity and price of energy as put by each willing supplier and will establish the price at which each generator will be paid for energy supplied to the region.

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

          During the period from July 1, 1998 through November 18, 1999, the Partnership had the option to sell and deliver energy and capacity to Niagara Mohawk up to a specified monthly contract quantity, plus up to 5% of the monthly contract quantity ("Sale Option"). Niagara Mohawk was required to take and pay for such energy and capacity as the Partnership delivered to it under the Sale Option at the market energy price, and, if applicable, the market capacity price. This energy and capacity could be produced by Unit 1, Unit 2 or a third party source. The Partnership continues to have the ability under the Amended and Restated Niagara Mohawk Power Purchase Agreement to augment the fixed portions of the Monthly Contract Payment by selling such energy and associated capacity to third parties, provided that it first offers Niagara Mohawk the opportunity to purchase that energy and capacity at the market energy price, and, if applicable, the market capacity price and Niagara Mohawk declines.

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

Con Edison

         Unit 2 commenced commercial operation on September 1, 1994 and is selling 265 MW of electric capacity and associated energy to Con Edison under a long-term contract that allows Con Edison to schedule Unit 2 for dispatch on an economic basis (the "Con Edison Power Purchase Agreement," and together with the Amended and Restated Niagara Mohawk Power Purchase Agreement, the "Power Purchase Agreements"). The Con Edison Power Purchase Agreement has a term of 20 years from the date of commencement of commercial operation of Unit 2, subject to a 10-year extension under certain conditions. The Con Edison Power Purchase Agreement provides for four payment components:(i) a capacity payment, (ii) a fuel payment, (iii) an Operations and Maintenance ("O&M") payment and (iv) a wheeling payment. The capacity payment, a portion of the fuel payment, a portion of the O&M payment, and the wheeling payment are fixed charges to be paid on the basis of plant availability to operate whether or not Unit 2 is dispatched on-line. The variable portions of the fuel payment and O&M payment are payable based on the amount of electricity produced by Unit 2 and delivered to Con Edison. The total fixed and variable fuel payment is capped at a ceiling price established (and is subject to adjustment) in accordance with the Con Edison Power Purchase Agreement, and includes a component, which is equal to one-half of the amount by which Unit 2's actual fixed and variable fuel commodity and transportation costs differs from the ceiling price. For the year ended December 31, 1999, 1998 and 1997 electric sales to Con Edison accounted for approximately 69.8%, 74.0% and 72.4%, respectively, of total project revenues.

         In 1994 and 1995 Con Edison claimed the right to acquire that portion of Unit 2's firm natural gas supply not used in operating Unit 2, when Unit 2 is dispatched off-line or at less than full capability ("non-plant gas"), or alternatively to be compensated for 100% of the margins derived from non-plant gas sales. The Con Edison Power Purchase Agreement contains no express language granting Con Edison any rights with respect to such excess natural gas. Nevertheless, Con Edison argued that, since payments under the contract include fixed fuel charges which are payable whether or not Unit 2 is dispatched on-line, Con Edison is entitled to exercise such rights. The Partnership vigorously disputes the position adopted by Con Edison, and since the commencement  of Unit  2's  operation  in  1994,  the  Partnership  has made and continues to make, from time to time, non-plant gas sales from Unit 2's gas supply. Although representatives of Con Edison have expressly reserved all rights that Con Edison may have to pursue its asserted claim with respect to non-plant gas sales, the Partnership has received no further formal communication from Con Edison on this subject since 1995. In the event Con Edison were to pursue its asserted claim, the Partnership would expect to pursue all available legal remedies, but there can be no certainty that the outcome of such remedial action would be favorable to the Partnership or, if favorable, would provide for the Partnership's full recovery of its damages. The Partnership's cash flows from the sale of electric output would be materially and adversely affected if Con Edison were to prevail in its claim to Unit 2's excess natural gas volumes and the related margins.

         On July 21, 1998, the NYPSC approved a plan submitted by Con Edison for the divestiture of certain of its generating assets (the "Con Edison Divestiture Plan"). Although the Con Edison Divestiture Plan does not include any proposal by Con Edison for the sale or other disposition of its contractual obligations for purchasing power from non-utility generators, like the Partnership, the NYPSC has ordered Con Edison to submit a report regarding the feasibility of divesting its non-utility generator entitlements. At this time, the Partnership has insufficient information to determine whether, in the course of these proceedings at the NYPSC, Con Edison may seek to assign its rights and obligations under the Con Edison Power Purchase Agreement with the Partnership to a third party or to take some other action for the purpose of divesting itself of the power purchase obligations under such contract; nor can the Partnership evaluate the impact which any such assignment or other action, if proposed, may ultimately have on the Con Edison Power Purchase Agreement.

PG&E Energy Trading - Power, L.P.

         To sell the excess capacity and energy generated from Units 1 and 2 and other energy-related products, the Partnership entered into an enabling agreement (the "Enabling Agreement") with PG&E Energy Trading - Power, L.P. ("PG&E Energy Trading"), an affiliate of JMC Selkirk. The Enabling Agreement became effective on May 31, 1996, for a term of one year, and may be extended by mutual agreement of the Partnership and PG&E Energy Trading. The Enabling Agreement has previously been extended through May 31, 2000 and the Partnership intends to renew the Enabling Agreement through May 2001. Under the Enabling Agreement, the Partnership has the ability to enter into certain transactions for the purchase and sale of electric capacity, electric energy and other services at negotiated market prices. For each transaction, a transaction letter is executed establishing the following terms and conditions: (i) the period of delivery; (ii) the contract price; (iii) the delivery points; and (iv) the contract quantity. For the year ended December 31, 1999, 1998 and 1997, sales to PG&E Energy Trading accounted for approximately 3.4%, 1.2% and 0.1%, respectively, of total project revenues.

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

         Pursuant to the Steam Sales Agreement, General Electric may implement productivity or energy efficiency projects in its manufacturing processes, including projects involving the production of steam within the GE Plant commencing in 1996. General Electric implemented an energy efficiency project in 1997 that reduced the quantity of steam required by the GE Plant. Under the energy efficiency project, General Electric anticipates managing its annual average steam demand at 160,000 lbs/hr. If General Electric is able to manage its annual average steam demand at 160,000 lbs/hr then the Partnership's steam revenues would be reduced to the nominal amount General Electric is charged for the annual equivalent of 160,000 lbs/hr. The energy efficiency project does not relieve General Electric of its contractual obligation to purchase the minimum thermal output necessary for the Facility to maintain its status as a Qualifying Facility. For the year ended December 31, 1999, 1998 and 1997, sales to General Electric accounted for approximately 0.5%, 0.0% and 0.3%, respectively, of total project revenues.

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

Unit 2 Gas Supply and Transportation

         To supply natural gas needed to operate Unit 2, the Partnership entered into gas supply agreements with Imperial Oil Resources, PanCanadian Petroleum Limited and Producers Marketing Ltd. (formerly Atcor Limited) (collectively, the "Unit 2 Gas Supply Contracts"), each on a firm 365-day per year basis. Each of the Unit 2 Gas Supply Contracts has a 15-year term beginning November 1, 1994. The Unit 2 gas suppliers have supported their delivery obligations to the Partnership with their respective corporate warranties. The Unit 2 Gas Supply Contracts are not supported by dedicated reserves. The Partnership entered into certain long-term contracts (collectively, the "Unit 2 Gas Transportation Contracts") for the transportation of the Unit 2 natural gas volumes on a firm 365-day per year basis with TransCanada, Iroquois and Tennessee. Each of the Unit 2 Gas Transportation Contracts has a term of 20 years beginning November 1, 1994.

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

         PG&E Energy  Trading,  an affiliate of JMC Selkirk,  is a  wholly-owned indirect subsidiary of PG&E Corporation, engaged in selling energy and energy-related products to power marketers, industrials, utilities and municipalities. PG&E Energy Trading trades with United States and Canadian counterparties.

         GE Plastics, a core business of General Electric, manufactures high-performance engineered plastics used in applications such as automobiles, housings for computers and other business equipment. GE Plastics sells worldwide to a diverse customer base consisting mainly of manufacturers.

         The demand for power in the United States traditionally has been met by utility construction of large-scale electric generation projects under rate-base regulation. PURPA removed certain regulatory constraints relating to the production and sale of electric energy by eligible non-utilities and required electric utilities to buy electricity from various types of non-utility power producers under certain conditions, thereby encouraging companies other than electric utilities to enter the electric power production market. Concurrently, there has been a decline in the construction of large generating plants by electric utilities. In addition to independent power producers, subsidiaries of fuel supply companies, engineering companies, equipment manufacturers and other industrial companies, as well as subsidiaries of regulated utilities, have entered the non-utility power market. The Partnership has a long-term agreement to sell electric generating capacity and energy from the Facility to Con Edison. The Partnership has also executed an Amended and Restated Power Purchase Agreement with Niagara Mohawk, which now provides a hedge on energy costs to Niagara Mohawk while also providing for recovery of capacity and other fixed payments over a term of ten years. Therefore, the Partnership does not expect competitive forces to have a significant effect on this portion of its business. Nevertheless, under each of these agreements the Facility will typically be scheduled on an economic basis, which takes into account the variable cost of electricity to be delivered by the Unit compared to the variable cost of electricity available to the purchaser from other sources. Accordingly, competitive forces may have some effect on the Facility's dispatch levels. The Partnership cannot, at this time, determine what long-term effect, if any, the impact of such competitive sales will have on the Partnership's financial condition or results of operation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Facility's dispatch levels.

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

         During the fourth quarter of 1999, the Partnership converted its Tennessee gas transportation service for Unit 1 to a more flexible service. Prior to such conversion, the Partnership could not use such capacity freely for secondary purposes. The conversion option was not available until tariff changes made by Tennessee became effective during the fourth quarter of 1999. The new flexibility will allow the Partnership to utilize alternate receipt and delivery points, segment the capacity and release the capacity to third parties.

         In November 1996, Iroquois filed a rate case at the FERC proposing a minor rate reduction. The 1996 rate case led to many issues which were at various stages of appeal including an issue related to legal defense cost recovery by Iroquois and other rate issues that were appealed by the parties including the Partnership. The legal defense cost issues, the other rate issues on appeal and going forward rate reductions were all negotiated as part of a combined settlement. The settlement reached during 1999 and approved by the FERC in February 2000 eliminates any recovery by Iroquois for its legal defense costs, settles all pending appeals by all the parties and provides for an overall cumulative rate reduction of $.048 per Dth over a four year moratorium.

Electric Transmission Proceedings

         The Partnership is an intervenor in a proceeding initiated by certain transmission owning New York utilities (the "Member Systems"), including Niagara Mohawk, before the FERC. In this proceeding, the Member Systems, among other things, seek to impose on transmission customers such as the Partnership congestion charges arising from transactions that are scheduled less than a day ahead ("intra-day nominations"). The Partnership's transmission services agreement for Unit 2 with Niagara Mohawk (the "Transmission Services Agreement") has been "grandfathered" in accordance with certain orders of the FERC and thus is not generally governed by the terms of the Open Access Transmission Tariff of the New York Independent System Operator ("NYISO OATT"). Thus, for example, the Partnership is exempt from congestion charges arising from transactions undertaken in the day-ahead market. The Partnership contends that its Transmission Services Agreement is similarly grandfathered with respect to intra-day nominations, and that the position of the Member Systems is inconsistent with the Partnership's Transmission Services Agreement, the FERC's orders relating to grandfathered transactions, and other established FERC precedent, as well as the Con Edison Power Purchase Agreement. It is not possible to determine at this point in the proceeding the Partnership's likelihood of success or the effect that an adverse decision would have on the Partnership. The Partnership has entered into a settlement with the Member Systems on all other matters raised in the proceeding.

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

         With respect to the Con Edison petition, the Partnership has taken the position in this proceeding that it should not be subject to curtailment as a result of this proceeding, even if the NYPSC grants Con Edison some measure of generic curtailment rights. The Partnership's position is based in part on the fact that Con Edison did not bargain for an express curtailment right in its Power Purchase Agreement and the Partnership agreed to permit Con Edison to direct the dispatch of Unit 2. Nevertheless, Con Edison has refused to expressly waive its claimed curtailment rights against dispatchable facilities and has not agreed to exempt the Facility from curtailment, notwithstanding the absence of contractual language in the Power Purchase Agreement granting the utility this right. If Con Edison were to receive NYPSC authorization to curtail power purchases from Qualifying Facilities including dispatchable facilities, it may seek to implement curtailment with respect to the Partnership by avoiding not only energy payments but also capacity payments during periods in which the Facility is curtailed. Such a reduction in energy payments and capacity payments could materially and adversely affect the Partnership's net operating revenues.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public market for Funding Corporation's common stock. The ten issued and outstanding shares of common stock of Funding Corporation, $1.00 par value per share, are owned by the Partnership. All of the common equity interests of the Partnership are held by the Partners and, therefore, there is no established public market for the Partnership's common equity interests.

ITEM 6.  SELECTED FINANCIAL DATA

         Unit 1 and Unit 2 began commercial operations on April 17, 1992 and September 1, 1994, respectively. The selected financial data set forth below should be read in conjunction with the financial statements, related notes and other financial information included elsewhere herein.

                                                          Year Ended December 31,

                                            1999       1998          1997        1996           1995
                                            ----       ----          ----         ----           ----
                                                               (in thousands)
Statement of Operations
   Data:

  Operating revenues                      $173,057    $165,986    $171,583       $174,442    $155,778
  Cost of revenues                         112,920     112,487     121,305        119,747     114,491
  Operating expenses                         4,553       5,130       6,584          6,669       7,174
  Operating income                          55,584      48,369      43,694         48,026      34,113
  Net interest expense                      31,687      32,048      32,234         32,844      32,392
                                           ---------   ---------  ----------     ---------   ---------
  Net income                              $ 23,897    $ 16,321    $ 11,460       $ 15,182    $  1,721
                                           =========   =========  ==========     =========   =========


                                                                  December 31,
                                            1999        1998           1997          1996         1995
                                            ----        ----           ----          ----         ----
                                                              (in thousands)
Balance Sheet Data:

  Plant and equipment, net                $297,034    $308,999       $321,537      $334,229      $346,285
  Total assets                             367,087     373,877        385,874       401,454       416,080
  Long-term bonds,
     net of current portion                373,826     381,133        385,955       389,253       391,420
  Partners' deficits                       (50,832)    (46,810)       (32,282)      (18,810)        1,530


Supplementary Financial Information

         The following is a summary of the quarterly results of operations for the years ended December 31, 1997, December 31, 1998 and December 31, 1999.


                                                       Three Months Ended (unaudited)
                                    ---------------------------------------------------------
                                    March 31              June 30          September 30        December 31
                                    --------              -------          ------------        -----------
                                                              (in thousands)

Year Ended
   December 31, 1997
--------------------
  Operating revenues                $ 43,925              $ 40,850           $ 42,386            $44,422
  Gross Profit                        12,634                11,726             12,883             13,035
  Net income                           2,844                 1,986              2,968              3,662

Year Ended
   December 31, 1998
--------------------
  Operating revenues                $ 41,409              $ 41,117           $ 43,421            $40,039
  Gross Profit                        13,301                12,347             15,986             11,865
  Net income                           3,722                 2,792              7,430              2,377

Year Ended
   December 31, 1999
--------------------
  Operating revenues                $ 42,323              $ 40,964           $ 46,503            $43,267
  Gross Profit                        17,218                11,182             17,204             14,533
  Net income                           8,196                 2,003              8,088              5,610


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overview

         The Partnership owns a natural gas-fired, combined-cycle cogeneration facility consisting of two units, with revenues derived primarily from sales of electricity and, to a lesser extent, from sales of steam and natural gas. Unit 1 and Unit 2 began commercial operations on April 17, 1992 and September 1, 1994, respectively. The Partnership earned net income of approximately $23.9 million, $16.3 million and $11.5 million in 1999, 1998 and 1997, respectively, and made cash distributions to the partners of approximately $27.9 million, $30.8 million and $24.9 million, respectively.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended by SFAS No. 137). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for the Partnership's fiscal years beginning on January 1, 2001. Management has not completed an evaluation of the impact on the Partnership's consolidated financial statements of adopting this new standard (see Note 2 to the consolidated financial statements).

Results of Operations

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

         The Partnership earned net income of approximately $23.9 million for the year ended December 31, 1999 as compared to net income of approximately $16.3 million for the prior year. The $7.6 million increase in net income is primarily due to increases in electric revenues from Unit 1 and gas resale revenues.

         Total revenues for the year ended December 31, 1999 were approximately $173.1 million as compared to approximately $166.0 million for the prior year.

Electric Revenues (dollars and kWh's in millions):

                                                        For the Year Ended
                                   December 31, 1999                December 31, 1998
                      -------------------------------------     -------------------------------------
                      Dollars   kWh's   Capacity   Dispatch     Dollars   kWh's   Capacity   Dispatch
                      -------   -----   --------   --------     -------   -----   --------   --------
Unit 1                  40.1     510.7     74.67%    85.56%       35.8     472.0    67.62%    74.60%
Unit 2                 121.2   1,752.1     75.28%    81.37%      123.0   2,040.6    87.89%    91.74%

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

         Revenues from Unit 1 increased approximately $4.3 million for the year ended December 31, 1999 as compared to the prior year. During the year ended December 31, 1999, revenues from Niagara Mohawk and PG&E Energy Trading were approximately $34.6 million and $5.5 million as compared to approximately $34.0 million and $1.8 million, respectively, for the prior year. The increase in revenues from Unit 1 for the year ended December 31, 1999 was primarily due to the increase in delivered energy as evidenced by the increase in the capacity factors from 67.62% to 74.67%, and improved contract pricing resulting from the Amended and Restated Niagara Mohawk Power Purchase Agreement. During the year ended December 31, 1999, with the exception of April and October, the Partnership received Monthly Contract Payments and delivered energy up to the monthly contract quantity to Niagara Mohawk. During the period from January 1, 1999 through November 17, 1999 contract energy delivered to Niagara Mohawk was sold at a proxy market price based on Niagara Mohawk's tariff for power purchases from Qualifying Facilities. Commencing on November 18, 1999, contract energy delivered to Niagara Mohawk was sold at market prices established by the ISO. See "Item 1. Business, The Facility and Certain Project Contracts" for a discussion of the Amended and Restated Niagara Mohawk Power Purchase Agreement. During the month of January 1999, the Partnership sold all of the Excess Energy generated from Unit 1 to Niagara Mohawk. During the months of February, March, June and September 1999, the Partnership sold all of the Excess Energy generated from Unit 1 to PG&E Energy Trading. During the months of April, May, July, August, November and December 1999, the Partnership sold Excess Energy from Unit 1 to both Niagara Mohawk and PG&E Energy Trading. During the month of October 1999, the Partnership did not sell any energy from Unit 1. Excess Energy delivered to Niagara Mohawk and PG&E Energy Trading was sold at negotiated market prices. Amortized deferred revenues of approximately $0.7 million are also included in revenues from Niagara Mohawk for the year ended December 31, 1999.

         During the eight months ended August 31, 1998, with the exception of March and April, Niagara Mohawk dispatched Unit 1 on-line. Energy delivered during the majority of January and the entire month of February was sold at full contract rates. Energy delivered during the first four days of January, and the entire months of May and June, was sold under special dispatch arrangements which called for the pricing of delivered energy at variable rates which were less than full contract rates. Had the Partnership not entered into special dispatch arrangements, the Unit would have otherwise been dispatched off-line during the relevant periods. During the six months ended December 31, 1998, with the exception of October, the Partnership received Monthly Contract Payments and delivered energy up to the monthly contract quantity to Niagara Mohawk. During the six months ended December 31, 1998, contract energy delivered to Niagara Mohawk was sold at a proxy market price based on Niagara Mohawk's tariff for power purchases from Qualifying Facilities. During the month of October 1998, Niagara Mohawk was not required to make a Monthly Contract Payment and the Partnership sold all of the generated energy from Unit 1 to PG&E Energy Trading. During the months of July, August and September 1998, the Partnership sold all of the Excess Energy generated from Unit 1 to Niagara Mohawk. During the months of November and December 1998, the Partnership sold all of the Excess Energy generated from Unit 1 to PG&E Energy Trading. Energy delivered to PG&E Energy Trading was sold at negotiated market prices. Amortized deferred revenues of approximately $0.3 million are also included in revenues from Niagara Mohawk for the year ended December 31, 1998.

          Revenues from Unit 2 decreased approximately $1.8 million for the year ended December 31, 1999 as compared to the prior year. During the year ended December 31, 1999, revenues from Con Edison and PG&E Energy Trading were approximately $120.9 million and $0.3 million as compared to approximately $122.8 million and $0.2 million, respectively, for the prior year. The decrease in revenues from Unit 2 for the year ended December 31, 1999 was primarily due to the decrease in delivered energy as evidenced by the decrease in the capacity factors from 87.89% to 75.28%. During the year ended December 31, 1999, revenues from PG&E Energy Trading resulted from the sale of other energy-related products. During the year ended December 31, 1998, revenues from PG&E Energy Trading resulted from sales of generated capacity and energy in excess of contract amounts due under the Con Edison Power Purchase Agreement.

         Steam revenues for the year ended December 31, 1999 of approximately $1.1 million were reduced by a reserve of approximately $0.3 million to reflect the annual true-up so that General Electric would be charged a nominal amount which is the annual equivalent of 160,000 lbs/hr. Steam revenues for the year ended December 31, 1998 of approximately $0.5 million were reduced by a reserve of the same amount to reflect the annual true-up. Delivered steam for the year ended December 31, 1999 was approximately 1.6 billion pounds as compared to approximately 1.4 billion pounds in the prior year.

         Gas resale revenues for the year ended December 31, 1999 were approximately $10.9 million on sales of approximately 4.4 million MMBtu's as compared to approximately $7.2 million on sales of approximately 3.2 million MMBtu's for the prior year. The $3.7 million increase in gas resale revenues during the year ended December 31, 1999 is primarily due to higher natural gas resale prices and the lower dispatch of Unit 2, which resulted in higher volumes of natural gas becoming available for resale at higher prices. The increase in natural gas resale prices during the year ended December 31, 1999 generally resulted from higher market pricing for both gas and oil as well as increased demands for electric generation. Gas resales occur during periods when Units 1 and 2 are not operating at full capacity.

         Fuel costs for the year ended December 31, 1999 were approximately $82.8 million on purchases of approximately 27.8 million MMBtu's as compared to approximately $82.4 million on purchases of approximately 28.2 million MMBtu's for the prior year. The $0.4 million increase in the cost of fuel was primarily due to the higher price of gas under the firm fuel contracts, partially offset by the write-off of reserves of approximately $1.4 million for amounts no longer in dispute with gas suppliers and transporters. The Partnership has foreign currency swap agreements to hedge against future exchange rate fluctuations under fuel transportation agreements which are denominated in Canadian dollars. During the years ended December 31, 1999 and 1998, fuel costs were increased by approximately $2.3 million and $2.5 million, respectively, as a result of the currency swap agreements.

         Other operating and maintenance expenses for the year ended December 31, 1999 of approximately $17.7 million were comparable to the prior year.

         Total other operating expenses, excluding amortization of deferred financing charges, for the year ended December 31, 1999 were approximately $3.4 million as compared to approximately $4.0 million for the prior year. The $0.6 million decrease in other operating expenses, excluding amortization of deferred financing charges, was primarily due to lower general and administrative expenses.

         Amortization of deferred financing charges of approximately $1.2 million for the year ended December 31, 1999 was comparable to the prior year. Deferred financing charges are amortized using the effective interest method.

         Net interest expense for the year ended December 31, 1999 was approximately $31.7 million as compared to approximately $32.0 million for the prior year. The decrease in net interest expense is primarily due to lower bond interest expense resulting from the lower principal balance outstanding.

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

         The Partnership reported net income of approximately $16.3 million for the year ended December 31, 1998 as compared to net income of approximately $11.5 million for the prior year. The increase in net income is primarily due to an increase in delivered energy to electric customers and lower fuel costs and other operating expenses.

         Total revenues for the year ended December 31, 1998 were approximately $166.0 million as compared to approximately $171.6 million for the prior year.

Electric Revenues (dollars and kWh's in millions):


                                                      For the Year Ended
                                   December 31, 1998                      December 31, 1997
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



         Revenues from Unit 1 increased approximately $2.7 million for the year ended December 31, 1998 as compared to the prior year. During the year ended December 31, 1998, revenues from Niagara Mohawk and PG&E Energy Trading were approximately $34.0 million and $1.8 million, respectively. During the year ended December 31, 1997, all revenues from Unit 1 were from Niagara Mohawk. The increase in revenues from Unit 1 for the year ended December 31, 1998 was primarily due to an increase in delivered energy as evidenced by the increase in capacity factors from 57.23% to 67.62%, and improved contract pricing resulting from the execution of the Amended and Restated Niagara Mohawk Power Purchase Agreement on August 31, 1998 with terms and conditions retroactive to July 1, 1998. During the eight months ended August 31, 1998, with the exception of March and April, Niagara Mohawk dispatched Unit 1 on-line. Energy delivered during the majority of January and the entire month of February was sold at full contract rates. Energy delivered during the first four days of January, and the entire months of May and June, was sold under special dispatch arrangements which called for the pricing of delivered energy at variable rates which were less than full contract rates. Had the Partnership not entered into special dispatch arrangements, the Unit would have otherwise been dispatched off-line during the relevant periods. Effective August 31, 1998, in conjunction with the execution of the Amended and Restated Niagara Mohawk Power Purchase Agreement, Niagara Mohawk no longer has the right to direct the dispatch of Unit 1. See "Item 1. Business, The Facility and Certain Project Contracts" for a discussion of the Amended and Restated Niagara Mohawk Power Purchase Agreement. During the six months ended December 31, 1998, with the exception of October, the Partnership received Monthly Contract Payments and delivered energy up to the monthly contract quantity to Niagara Mohawk. During the month of October 1998, Niagara Mohawk was not required to make a Monthly Contract Payment and the Partnership sold all of the generated energy from Unit 1 to PG&E Energy Trading. During the months of July, August and September, 1998 the Partnership sold all of the Excess Energy generated from Unit 1 to Niagara Mohawk. During the months of November and December, 1998 the Partnership sold all of the Excess Energy generated from Unit 1 to PG&E Energy Trading. Energy delivered to PG&E Energy Trading was sold at negotiated market prices.

         Deferred revenues of approximately $0.3 million are also included in revenues from Niagara Mohawk during the year ended December 31, 1998. Deferred revenues resulted from the consummation of the transactions pursuant to the MRA. The $2.2 million payment made by the Partnership to Niagara Mohawk and the $10.3 million of payments received by the Partnership from Niagara Mohawk (representing net receipts to the Partnership of approximately $8.1 million) were a condition to the Amended and Restated Niagara Mohawk Power Purchase Agreement and are being deferred to be amortized over the ten-year term of the Amended and Restated Power Purchase Agreement. In addition, approximately $1.2 million in restructuring costs will also be amortized over the ten-year term of the Amended and Restated Niagara Mohawk Power Purchase Agreement. Deferred revenues of approximately $6.6 million were reported on the Partnership's Consolidated Balance Sheet at December 31, 1998.

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

         Revenues from Unit 2 decreased approximately $1.4 million for the year ended December 31, 1998 as compared to the prior year. During the year ended December 31, 1998, revenues from Con Edison and PG&E Energy Trading were approximately $122.8 million and $0.2 million as compared to approximately $124.3 million and $0.1 million, respectively, for the prior year. The decrease in revenues from Unit 2 for the year ended December 31, 1998 was primarily due to the decrease in the Con Edison contract price for delivered energy resulting from lower index fuel prices. The decrease in the price of energy was partially offset by the increase in delivered energy as evidenced by the increase in capacity factors from

81.18% to 87.89%. Revenues from PG&E Energy Trading resulted from sales of generated capacity and energy in excess of contract amounts due under the Con Edison Power Purchase Agreement.

         Steam revenues for the year ended December 31, 1998 of approximately $.05 million were reduced by a reserve of the same amount to reflect the annual true-up so that General Electric would be charged a nominal amount which is the annual equivalent of 160,000 lbs/hr. Steam revenues for the year ended December 31, 1997 of approximately $1.1 million were reduced by a reserve of approximately $0.7 million to reflect the annual true-up. Delivered steam for the year ended December 31, 1998 was approximately 1.4 billion pounds as compared to approximately 1.5 billion pounds in the prior year.

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

         Fuel costs for the year ended December 31, 1998 were approximately $82.4 million on purchases of approximately 28.2 million MMBtu's as compared to approximately $90.5 million on purchases of approximately 28.2 million MMBtu's for the prior year. The $8.1 million decrease in the cost of fuel was primarily due to lower contract firm fuel rates which resulted from lower index fuel prices and lower transportation demand costs. During the years ended December 31, 1998 and 1997, fuel costs were reduced by approximately $0.9 million and $1.8 million, respectively, as a result of the FERC approved settlement between the Partnership and Tennessee. The Partnership has foreign currency swap agreements to hedge against future exchange rate fluctuations under fuel transportation agreements which are denominated in Canadian dollars. During the years ended December 31, 1998 and 1997, fuel costs were increased by approximately $2.5 million and $1.5 million, respectively, as a result of the currency swap agreements.

         Other operating and maintenance expenses for the year ended December 31, 1998 were approximately $17.6 million as compared to approximately $18.1 million for the prior year. The $0.5 million decrease in other operating and maintenance expenses was primarily due to lower utility and depreciation expenses.

         Total other operating expenses, excluding amortization of deferred financing charges, for the year ended December 31, 1998 were approximately $4.0 million as compared to approximately $5.4 million for the prior year. The $1.4 million decrease in other operating expenses, excluding amortization of deferred financing charges, was due to lower affiliate administrative services and lower external legal and consulting services. The decrease in other operating expenses, excluding amortization of deferred financing charges, was partially offset by a charge to write-off capitalized start-up costs in accordance with Statement of Position 98-5. See Note 2 to the Consolidated Financial Statements for a discussion of Statement of Position 98-5.

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

Liquidity and Capital Resources

          Net cash provided by operating activities for the year ended December 31, 1999 was approximately $33.3 million as compared to approximately $37.5 million for the prior year. Net cash provided by operating activities primarily represents net income plus the net effect of recurring changes in cash receipts and disbursements within the Partnership's operating assets and liability accounts. Net cash provided by operating activities for the year ended December 31, 1998 also includes the net activity of approximately $6.9 million resulting from the consummation of the transactions relating to the Amended and Restated Niagara Mohawk Power Purchase Agreement pursuant to the MRA. See "Item 1. Business, The Facility and Certain Project Contracts" for a detailed discussion of the Amended and Restated Niagara Mohawk Power Purchase Agreement.

         Net cash used in investing activities for the year ended December 31, 1999 was approximately $488,000 as compared to approximately $177,000 for the prior year. Net cash flows used in investing activities primarily represent additions to plant and equipment.

         Net cash used in financing activities for the year ended December 31, 1999 was approximately $32.9 million as compared to approximately $36.8 million for the prior year. The decrease in net cash used in financing activities for the year ended December 31, 1999 is primarily due to a decrease in cash deposited into the Debt Service Reserve Fund and a decrease in cash distributions to the Partners. Pursuant to the Partnership's Depositary and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent, the Partnership is required to maintain certain Restricted Funds. Net cash flows used in financing activities for the years ended December 31, 1999 and 1998 primarily represent deposits of monies into the Debt Service Reserve Fund, cash distributions to Partners and payments of principal on long-term debt.

         The debt service coverage ratio for 1999 calculated pursuant to the Indenture was 1.75:1.

Credit Agreement

         The Partnership has available for its use a $10.4 million Credit Agreement ("Credit Agreement"), which is to be used by the Partnership for required letters of credit related to various project contracts and for working capital purposes. The maximum amount available under the Credit Agreement for working capital purposes is $5.0 million. At December 31, 1999 and 1998, no draws had been made against the outstanding letters of credit and no working capital loans were outstanding under the Credit Agreement. The Credit Agreement expires on August 1, 2001.

Funds

         In connection with the sale of the Bonds, the Partnership entered into the Deposit and Disbursement Agreement (the "D&D Agreement") which requires the establishment and maintenance of certain segregated funds (the "Funds") and is administered by Bankers Trust Company, as depositary agent. Pursuant to the D&D Agreement, a number of Funds were established. Some of the Funds have been terminated since the purposes of such Funds were achieved and are no longer required, some Funds are currently active and some Funds activate at future dates upon the occurrence of certain events. The significant Funds that are currently active are the Project Revenue Fund, Major Maintenance Reserve Fund, Interest Fund, Principal Fund, Debt Service Reserve Fund and two sub-funds of the Partnership Distribution Fund.

         All Partnership cash receipts and operating cost disbursements flow through the Project Revenue Fund. As determined on the 20th of each month, any monies remaining in the Project Revenue Fund after the payment of operating costs are used to fund the above named Funds based upon the Fund hierarchy and in the amounts (each, a "Fund Requirement") established pursuant to the D&D Agreement.

         The Major Maintenance Reserve Fund relates to certain anticipated annual and periodic major maintenance to be performed on certain of the Facility's machinery and equipment at future dates. The Fund Requirement is developed by the Partnership and approved by an independent engineer for the Trustee and can be adjusted on an annual basis, if needed. At December 31, 1999, the balance in this Fund was approximately $7.5 million. During the year ending December 31, 2000, no deposits are required to be made into the Fund.

         The Interest and Principal Funds relate primarily to the current debt service on the outstanding Bonds. The applicable Fund Requirement is the amount due and payable on the next semi-annual payment date as determined on the 20th of the month. On December 26, 1999, the monies available in the Interest and Principal Funds were used to make the semi-annual interest and principal payments. Therefore, there were no balances remaining in the Interest and Principal Funds at December 31, 1999 and 1998. The June 26, 2000 Interest and

Principal   Fund   Requirements   will  be   approximately   $16.9  million  and
approximately $3.0 million, respectively.

         The Fund Requirement for the Debt Service Reserve Fund is an amount equal to the maximum amount of debt service due in respect of all the Bonds outstanding for any six-month period during the succeeding three-year period. At December 31, 1999, the balance in this Fund was approximately $22.7 million. The June 26, 2000 Fund Requirement will remain at approximately $22.7 million.

         The Partnership Distribution Fund has the lowest priority in the Fund hierarchy and cash distributions to the Partners from these sub-funds can only be made upon the achievement of specific criteria established pursuant to the financing documents, including the D&D Agreement. This Fund does not have a Fund Requirement.

Year Ending December 31, 2000

         During 2000, the Partnership anticipates Con Edison to dispatch the Unit 2 at levels consistent with the prior year. In order to achieve dispatch levels similar to those of the prior year, or exceed them, the Partnership may enter into special dispatch arrangements which will ultimately enhance the operations, revenues and cash flows of the Partnership. Additionally, the Amended and Restated Niagara Mohawk Power Purchase Agreement transfers dispatch decision-making authority from Niagara Mohawk to the Partnership. In effect, Unit 1 will operate on a "merchant-like" basis, whereby the Partnership will have the ability and flexibility to dispatch Unit 1 based on then current market conditions.

         During the first quarter of 2000, natural gas resale prices and the price of natural gas under the firm fuel contracts have been above prior year prices and the Partnership anticipates, on the average, such prices to remain above 1999 levels for the balance of 2000.

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

         The   Partnership   believes,   based   on   current   conditions   and
circumstances, it will have sufficient cash flows from operations to fund existing debt obligations and operating costs.

Year 2000

         The Partnership successfully transitioned into the Year 2000 without any Y2K-related service disruptions. There is, however, a risk that some computer-related problems might not manifest themselves for a period of time and that supplier or business partner Y2K problems may materialize and have an adverse impact on the Partnership's operations.

         As of December 31, 1999, expenditures to address potential Y2K problems totaled $586,000. Such expenditures included systems replaced or enhanced for general business purposes and for which implementation schedules were critical to the Partnership's Y2K readiness.

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

Interest Rates

         The Partnership's cash and restricted cash are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and restricted cash and the variable rate that these financial instruments may adjust to in the future. A 10% decrease in year-end 1999 interest rates would have resulted in a negative impact of approximately $0.2 million on the Partnership's net income.

         The Partnership's long-term bonds have fixed interest rates. Changes in the current market rates for the bonds would not result in a change in interest expense due to the fixed coupon rate of the bonds. See Notes 5 and 6 to the Consolidated Financial Statements.

Foreign Currency Exchange Rates

         The Partnership's currency swap agreements hedge against future exchange rate fluctuations which could result in additional costs incurred under fuel transportation agreements which are denominated in a foreign currency. In the event a counterparty fails to meet the terms of the agreements, the Partnership's exposure is limited to the currency exchange rate differential. During the year ended December 31, 1999, the exchange rate differential would have a negative impact of approximately $2.3 million on the Partnership's net income. See Notes 5 and 6 to the Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data required by this item are presented under Item 14 and are incorporated herein by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         Information responding to Item 9 has been previously reported by the Partnership in a current report on Form 8-K dated March 9, 1999.

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

         Selkirk Cogen Funding Corporation:

                  Name                      Age               Position
                  ----                      ---               --------
         P. Chrisman Iribe............      49       President and Director
         Sanford L. Hartman...........      46       Director
         John R. Cooper...............      52       Senior Vice President and
                                                      Chief Financial Officer
         Gary F. Weidinger............      51       Senior Vice President
         David N. Bassett.............      53       Treasurer

         Managing General Partner:

                  Name                      Age              Position
                  ----                      ---              --------
         P. Chrisman Iribe............       49      President and Director
         Sanford L. Hartman...........       46      Director
         John R. Cooper...............       52      Senior Vice President and
                                                       Chief Financial Officer
         Gary F. Weidinger............       51      Senior Vice President
         David N. Bassett.............       53      Treasurer

         P. Chrisman Iribe is President and Chief Operating Officer of PG&E Generating Company ("PG&E Generating", formerly U.S. Generating Company), an affiliate of the Partnership, and has been with PG&E Generating since it was formed in 1989. Prior to joining PG&E Generating, Mr. Iribe was senior vice president for planning, state relations and public affairs with ANR Pipeline Company, a natural gas pipeline company and a subsidiary of the Coastal Corporation. Mr. Iribe has been a Director of the Funding Corporation since 1996 and a Director of the Managing General Partner since 1995.

        Sanford L. Hartman is General Counsel of PG&E Generating, and has been with PG&E Generating since 1990. Mr. Hartman assumed the role of General Counsel in April 1999. Prior to joining PG&E Generating, Mr. Hartman was counsel to Long Lake Energy Corporation, an independent power producer with headquarters in New York City, and was an attorney with the Washington, D.C. law firm of Bishop, Cook, Purcell & Reynolds.

         John R. Cooper is Senior Vice President and Chief Operating Officer of PG&E Generating, and has been with PG&E Generating, since it was formed in 1989. Prior to joining PG&E Generating, he spent three years as Chief Financial Officer with a European oil, shipping and banking group. Prior to 1986, Mr. Cooper spent seven years with Bechtel Financing Services, Inc., where his last position was Vice President and Manager.

         Gary F. Weidinger is Senior Vice President Asset Management of PG&E Generating, and has been with PG&E Generating since 1991. Mr. Weidinger was the officer responsible for the Engineering Department prior to joining the Operations Department in 1995. Mr. Weidinger has more than 25 years of experience in the power generation business including management positions with Bechtel Power, Puget Sound Power and Light and California Energy. He has also managed a consulting firm providing services to power generation and industrial customers.

         David N. Bassett is Controller and Treasurer of PG&E Generating, and has been with PG&E Generating since it was formed in 1989. Mr. Bassett oversees all accounting and auditing activities, treasury functions and insurance for the projects in which PG&E Generating or certain of its affiliates play a role. Prior to joining PG&E Generating, he worked for Bechtel Enterprises, Inc. and Bechtel Group for over 15 years.

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

ITEM 11.  EXECUTIVE AND BOARD COMPENSATION AND BENEFITS


         No cash compensation or non-cash compensation was paid in any prior year or during the year ended December 31, 1999 to any of the officers, directors and representatives referred to under Item 10 above for their services to the Funding Corporation, the Managing General Partner or the Partnership. Overall management and administrative services for the Facility are being performed by the Project Management Firm at agreed-upon billing rates which are adjusted quadrennially, if necessary, pursuant to the Administrative Services Agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The Partnership is a limited partnership wholly owned by its Partners. The following information is given with respect to the Partners of the
Partnership:

                                                                Nature
                           Name and Address                 of Beneficial              Percentage
Title of Class             of Beneficial Owner                Ownership (1)             Interest (2)
--------------             -------------------              ---------------            ------------

Partnership Interest       JMC Selkirk, Inc. (3)              Managing General           (i)   2.0417%
                           One Bowdoin Square                 Partner and               (ii)  22.4000%
                           Boston, Massachusetts 02114        Limited Partner          (iii)  18.1440%

Partnership Interest       PentaGen Investors, L.P.* (3)(4)   Limited Partner            (i)   5.2502%
                           One Bowdoin Square                                           (ii)  57.6000%
                           Boston, Massachusetts 02114                                 (iii)  46.6560%

Partnership Interest       RCM Selkirk GP, Inc.**             General Partner            (i)   1.0000%
                           711 Louisiana Street                                        (iii)    .2211%
                           Houston, Texas  77002 (5)

Partnership Interest       RCM Selkirk LP, Inc.***            Limited Partner            (i)  78.1557%
                           711 Louisiana Street                                        (iii)  17.2789%
                           Houston, Texas  77002 (5)

Partnership interest       EI Selkirk, Inc.  (6)              Limited Partner            (i)  13.5523%
                           One Upper Pond Road                                          (ii)  20.0000%
                           Parsippany, New Jersey 07054                                (iii)  17.7000%

[FN]

*        Formerly JMCS I Investors, L.P.
**       Formerly Cogen Technologies GP, Inc.
***      Formerly Cogen Technologies LP, Inc.


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

         (3) Beale (formerly J. Makowski Company) is the indirect beneficial owner of JMC Selkirk and a 50% indirect beneficial owner of Investors. The capital stock of Beale is held by PG&E Generating Power Group, LLC (formerly USGenPower )(89.1%) and Cogentrix (10.9%).

         (4) 50% of the interests in Investors is beneficially owned by Tomen Corporation, a Japanese trading company.

         (5) RCM Selkirk GP is beneficially owned by Robert C. McNair (88.3%) and members of his family (11.7%). As of February 4, 1999, RCM Selkirk LP is beneficially owned by 100% by Robert
                  C. McNair. Mr. McNair has voting control of each of RCM Selkirk GP and RCM Selkirk LP.

         (6)      EI Selkirk is a wholly owned subsidiary of GPUI.

         Except as specifically provided or required by law and in certain other limited circumstances provided in the Partnership Agreement, Limited Partners may not participate in the management or control of the Partnership. The Managing General Partner is an affiliate of Investors, which is a Limited Partner, and JMCS I Management, the Project Management Firm. RCM Selkirk GP and RCM Selkirk LP are also affiliated.

         All of the issued and outstanding capital stock of the Funding Corporation is owned by the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         JMCS I Management, an indirect, wholly-owned subsidiary of PG&E Generating, provides management and administrative services for the Facility under the Administrative Services Agreement. All of the directors and officers of the Managing General Partner and the Funding Corporation listed in Item 10 of this Report are also directors or officers, as the case may be, of JMCS I Management. See Note 8 to the Consolidated Financial Statements for a discussion of the Partnership's related party transactions.

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

(a)1.  Financial Statements

       The following financial statements are filed as part of this Report:

           Independent Auditors' Report for the year ended
                December 31, 1999.....................................      F-1

           Report of Independent Public Accountants for the years ended
            December 31, 1998 and 1997................................      F-2

           Consolidated Balance Sheets as of December 31, 1999
                and 1998..............................................      F-3

           Consolidated Statements of Operations for the years ended
            December 31, 1999, 1998 and 1997..........................      F-4

           Consolidated Statements of Changes in Partners' Deficits
                for the years ended December 31, 1999, 1998 and 1997..      F-5

           Consolidated Statements of Cash Flows for the years ended
            December 31, 1999, 1998 and 1997...........................     F-6

           Notes to Consolidated Financial Statements..................     F-7

     2.  Exhibits

         The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

(b)      Reports on Form 8-K

         Not applicable.

INDEPENDENT AUDITORS' REPORT

To the Partners of
   Selkirk Cogen Partners, L.P.:

We have audited the accompanying consolidated balance sheet of Selkirk Cogen Partners, L.P. (a Delaware limited partnership) and its subsidiary (collectively, the "Partnership") as of December 31, 1999, and the related consolidated statements of operations, changes in partners' deficits, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
-------------------------

Boston, Massachusetts
January 14, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Selkirk Cogen Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Selkirk Cogen Partners, L.P. (a Delaware limited partnership) and its subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' deficits and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selkirk Cogen Partners, L.P. and its subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP
-----------------------
Washington, D.C.
January 12, 1999

                          SELKIRK COGEN PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   December 31,         December 31,
                                                                      1999                  1998
                                                                    -----------          -----------
ASSETS

Current assets:
    Cash and cash equivalents...................................   $    1,732            $    1,839
    Restricted funds............................................        5,516                 4,185
    Accounts receivable.........................................       15,505                13,775
    Due from affiliates.........................................          427                   743
    Fuel inventory and supplies.................................        6,831                 5,033
    Other current assets........................................          195                   333
                                                                   ----------            ----------
         Total current assets...................................       30,206                25,908

Plant and equipment:
    Plant and equipment, at cost................................      371,690               371,202
    Less:  Accumulated depreciation.............................       74,656                62,203
                                                                   ----------            ----------
       Plant and equipment, net.................................      297,034               308,999

Long-term restricted funds......................................       30,217                28,188

Deferred financing charges, net of accumulated
     amortization of $6,651 and $5,499 in
     1999 and 1998, respectively................................        9,630                10,782
                                                                   ----------            ----------
                        Total Assets                               $  367,087            $  373,877
                                                                   ==========            ==========

LIABILITIES AND PARTNERS' DEFICITS

Current liabilities:
    Accounts payable............................................   $    2,126             $     617
    Accrued expenses............................................       11,764                12,108
    Due to affiliates...........................................          469                   639
    Current portion of long-term bonds..........................        7,307                 4,822
                                                                   ----------            ----------
         Total current liabilities..............................       21,666                18,186

Long-term liabilities:
    Deferred revenue............................................        5,981                 6,565
    Other long-term liabilities.................................       16,446                14,803
    Long-term bonds, net of current portion.....................      373,826               381,133
                                                                   ----------            ----------
         Total liabilities......................................      417,919               420,687

Commitments and contingencies

Partners' Deficits:
    General partners' deficits..................................        (497)                 (457)
    Limited partners' deficits..................................     (50,335)              (46,353)
                                                                   ----------            ----------
      Total partners' deficits..................................     (50,832)              (46,810)
                                                                   ----------            ----------
         Total Liabilities and Partners' Deficits...............   $  367,087            $  373,877
                                                                   ==========            ==========

See notes to consolidated financial statements.

                          SELKIRK COGEN PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                          For the               For the              For the
                                                                         Year Ended            Year Ended           Year Ended
                                                                       December 31,          December 31,          December 31,
                                                                           1999                  1998                  1997
                                                                    --------------------  --------------------  -------------------
   Operating revenues:
      Electric and steam.....................................         $    162,111          $    158,805         $    157,940
      Gas resale.............................................               10,946                 7,181               13,643
                                                                    --------------------  --------------------  -------------------
           Total operating revenues..........................              173,057               165,986              171,583

   Cost of revenues:
      Fuel costs.............................................               82,815                82,392               90,526
      Other operating and maintenance........................               17,652                17,594               18,103
      Depreciation...........................................               12,453                12,501               12,676
                                                                    --------------------  --------------------  -------------------
           Total cost of revenues............................              112,920               112,487              121,305
                                                                    --------------------  --------------------  -------------------

   Gross profit..............................................               60,137                53,499               50,278

   Other operating expenses:
      Administrative services, affiliates....................                1,802                 1,931                2,852
      Other general and administrative.......................                1,599                 2,036                2,562
      Amortization of deferred financing charges.............                1,152                 1,163                1,170
                                                                  --------------------  --------------------  -------------------
           Total other operating expenses....................                4,553                 5,130                6,584
                                                                  --------------------  --------------------  -------------------

   Operating income..........................................               55,584                48,369               43,694

   Interest (income) expense:
      Interest income........................................               (2,355)               (2,298)              (2,325)
      Interest expense.......................................               34,042                34,346               34,559
                                                                  --------------------  --------------------  -------------------
           Total interest expense, net.......................               31,687                32,048               32,234
                                                                  --------------------  --------------------  -------------------
   Net Income................................................         $     23,897          $     16,321         $     11,460
                                                                  ====================  ====================  ===================
   Net Income Allocation:
      General partners.......................................         $        239          $        163         $        115
      Limited partners.......................................               23,658                16,158               11,345
                                                                  --------------------  --------------------  -------------------
           Total.............................................         $     23,897          $     16,321         $     11,460
                                                                  ====================  ====================  ===================


See notes to consolidated financial statements.

                          SELKIRK COGEN PARTNERS, L.P.
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTERNS' DEFICITS
              For the years ended December 31, 1999, 1998 and 1997
                                 (in thousands)


                                                            General                Limited
                                                            Partners              Partners                 Total
                                                      --------------------- ----------------------  ---------------------

Balance, January 1, 1997.........................       $      (173)         $     (18,637)          $    (18,810)

     Capital distributions.......................              (253)               (24,679)               (24,932)
     Net income..................................               115                 11,345                 11,460
                                                      --------------------- ----------------------  ---------------------
Balance, December 31, 1997.......................              (311)               (31,971)               (32,282)
                                                      --------------------- ----------------------  ---------------------
     Capital distributions.......................              (309)               (30,540)               (30,849)
     Net income..................................               163                 16,158                 16,321
                                                      --------------------- ----------------------  ---------------------
Balance, December 31, 1998.......................              (457)               (46,353)               (46,810)

     Capital distributions.......................              (279)               (27,640)               (27,919)
     Net income..................................               239                 23,658                 23,897
                                                      --------------------- ----------------------  ---------------------
Balance, December 31, 1999.......................       $      (497)         $     (50,335)          $    (50,832)
                                                      ===================== ======================  =====================


See notes to consolidated financial statements.

                          SELKIRK COGEN PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                       For the                For the                 For the
                                                                      Year Ended             Year Ended              Year Ended
                                                                     December 31,           December 31,            December 31,
                                                                        1999                    1998                    1997
                                                                ----------------------  ---------------------   --------------------
Cash flows from operating activities:
      Net income                                                $    23,897            $    16,321             $    11,460
      Adjustments to reconcile net income to net cash
           provided by operating activities:
           Start-up cost write-off.......................               -                      214                     ---
           Depreciation and amortization.................            13,605                 13,664                  13,846
           Increase (decrease) in cash resulting from a
           change in:
                     Restricted funds.....................           (3,229)                (1,696)                   (483)
                     Accounts receivable..................           (1,730)                  3,321                  2,628
                     Due from affiliates..................              316                   (729)                     26
                     Fuel inventory and supplies..........           (1,798)                   (97)                   (535)
                     Other current assets.................              138                      5                     111
                     Accounts payable.....................            1,509                 (1,046)                  1,075
                     Accrued expenses.....................             (344)                (2,271)                 (2,070)
                     Due to affiliates....................             (170)                   141                    (439)
                     Deferred revenue.....................             (584)                 6,565                     ---
                     Other long-term liabilities..........            1,643                  3,108                   1,017
                                                             ----------------------  ---------------------   ---------------------

                           Net cash provided by
                                    operating activities...          33,253                 37,500                  26,636

   Cash flows from investing activities:
      Plant and equipment additions........................            (488)                 (177)                      16
                                                             ----------------------  ---------------------   ---------------------
                           Net cash (used in) provided by
                                    investing activities...            (488)                 (177)                      16

   Cash flows from financing activities:
      Restricted funds.....................................            (131)               (2,674)                   (790)
      Distributions to partners............................         (27,919)              (30,849)                (24,932)
      Repayment of long-term debt..........................          (4,822)               (3,298)                 (2,167)
      Advances from customer...............................            ---                    ---                     (17)
                                                             ----------------------  ---------------------   ---------------------
                           Net cash used in
                                 financing activities......         (32,872)              (36,821)                (27,906)

   Net (decrease) increase in cash and cash equivalents....            (107)                  502                  (1,254)
   Cash and cash equivalents, beginning of year............           1,839                 1,337                   2,591
                                                             ----------------------  ---------------------   ---------------------
   Cash and cash equivalents, end of year..................   $       1,732          $      1,839             $     1,337
                                                             ======================  =====================   =====================

   Supplemental cash flow information:
      Cash paid for interest..............................    $       34,047          $    34,349            $     34,561
                                                             ======================  =====================   =====================

See notes to consolidated financial statements.

SELKIRK COGEN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------


1.    Organization and OPERATION

      Selkirk Cogen Partners, L.P. was organized on December 15, 1989 as a Delaware limited partnership. JMC Selkirk, Inc. is the managing general partner. Selkirk Cogen Funding Corporation (the "Funding Corporation"), a wholly-owned subsidiary of Selkirk Cogen Partners, L.P. (collectively, the "Partnership"), was organized for the sole purpose of facilitating financing activities of the Partnership and has no other operating activities (Note 5). The obligations of the Funding Corporation with respect to the bonds are unconditionally guaranteed by the Partnership.

      The Partnership was formed for the purpose of constructing, owning and operating a natural gas-fired combined-cycle cogeneration facility located on General Electric Company's ("General Electric") property in Bethlehem, New York (the "Facility"). The Facility consists of one unit ("Unit 1") with an electric generating capacity of approximately 79.9 megawatts ("MW") and a second unit ("Unit 2") with an electric generating capacity of approximately 265 MW. Unit 1 commenced commercial operations on April 17, 1992 and Unit 2 commenced commercial operations on September 1, 1994. Both units are fueled by natural gas purchased from Canadian suppliers (Note 7). Unit 1 and Unit 2 have been designed to operate independently for electrical generation, while thermally integrated for steam generation, thereby optimizing efficiencies in the combined performance of the Facility.

      The Facility is certified by the Federal Energy Regulatory Commission as a qualifying facility ("Qualifying Facility") under the Public Utility Regulatory Policy Act of 1978, as amended ("PURPA"). As a Qualifying Facility, the prices charged for the sale of electricity and steam are not regulated. Certain fuel supply and transportation agreements entered into by the Partnership are also subject to regulation on the federal and provincial levels in Canada. The Partnership has obtained all material Canadian governmental permits and authorizations required for its operation.

2.    Summary of significant accounting policies

      Basis of Presentation - The accompanying consolidated financial statements include Selkirk Cogen Partners L.P. and the Funding Corporation. All significant intercompany balances and transactions have been eliminated.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Revenue Recognition - Revenues from the sale of electricity and steam are recorded based on monthly output delivered as specified under contractual terms. Revenues from the sale of excess gas are recorded in the month sold.

      Other Comprehensive Income - The Partnership had no elements of other comprehensive income that are required to be reported or disclosed in 1999, 1998, or 1997.

      Cash Equivalents - For the purposes of the accompanying consolidated statements of cash flows, the Partnership considers all unrestricted, highly liquid investments with original maturities of three months or less to be cash equivalents.

      Restricted Funds and Long-term Restricted Funds - Restricted funds and long-term restricted funds include cash and cash equivalents whose use is restricted under a deposit and disbursement agreement (the "D&D
      Agreement," Note 5). Restricted funds associated with transactions or events occurring beyond one year are classified as long-term. All other restricted funds are classified as current assets.

      Fuel Inventory and Supplies - Inventories are stated at the lower of cost or market. Costs for materials, supplies and fuel oil inventories are determined on an average cost method. As of December 31, 1999 and 1998, fuel inventory and supplies consisted mainly of spare parts.

      Plant and Equipment - Plant and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets as follows:

          Cognerating facility                                  30 Years
          Computer systems                                      7
          Office Equipment                                      5

      A major overhaul reserve is recorded based upon the costs for periodic overhauls of major systems within the Facility which are required on a multiple-year cycle basis. Major overhaul reserve is included in other long-term liabilities in the accompanying consolidated balance sheets and had a carrying balance of approximately $7,866,000 and $6,543,000 at December 31, 1999 and 1998, respectively. Provision for major overhaul totaling $1,624,000, $1,814,000 and $1,801,000, for the years ended
      December 31, 1999, 1998 and 1997, respectively, is included in other operating and maintenance expenses in the accompanying consolidated statements of operations. Other maintenance and repairs are charged to expense as incurred.

      Impairment of Long-Lived Assets - Long-lived assets to be held and used are reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost of disposal.

      Deferred Financing Charges - Deferred financing charges relate to costs incurred for the issuance of long-term bonds and are amortized using the effective interest method over the term of the related loans.

      Real Estate Taxes - Real estate tax payments made under the Partnership's payment in lieu of taxes ("PILOT") agreement (Note7) are recognized on a straight-line basis over the term of the agreement.

      Deferred Revenues - The net cash receipts and restructuring costs resulting from the execution of the Amended and Restated Niagara Mohawk Power Purchase Agreement are deferred and are amortized over the term of the Amended and Restated Niagara Mohawk Power Purchase Agreement (Note 7).

      Currency Swap Agreements - Gains and losses on currency exchange contracts are deferred as hedges of firm commitments and are recognized in the period when the hedged transactions are realized. In the event the underlying transaction terminates, any unrecognized deferred gains and losses on the related swap agreement will be recognized immediately (Note
      5).

      Income Taxes - The tax results of Partnership activities flow directly to the partners; as such, the accompanying consolidated financial statements do not reflect provisions for federal or state income taxes.

      Fair Values of Financial Instruments - The estimated fair values of financial instruments presented in Note 6 are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair values disclosure, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and accordingly, current estimates of fair value may differ significantly from the amounts presented.

      Change in Accounting Principle - In November 1998, the Partnership adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up
      Activities," issued by the American Institute of Certified Public Accountants. SOP 98-5 required start-up costs to be expensed as incurred and start-up costs previously capitalized to be expensed as of the date of adoption. As a result of adopting SOP 98-5, the Partnership wrote off capitalized start-up costs of approximately $214,000 to other general and administrative expenses in the accompanying 1998 consolidated statement of operations.

      New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," (as amended by SFAS No. 137). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for the Partnership's fiscal years beginning on January 1, 2001. Management has not completed an evaluation of the impact on the Partnership's consolidated financial statements of adopting this new standard.

      Reclassifications - Certain reclassifications have been made in the 1998 and 1997 consolidated financial statements to conform to the current year presentation.

3.    Partners' capital

      The general and limited partners and their respective equity interests are as follows:

                                                                      Interest

                Partners           Affiliated With             Preferred     Original
                --------           ---------------             ---------     --------

       General partners:
       ----------------
         JMC Selkirk, Inc.         Beale Generating Company       0.09%        1.00%
         RCM Selkirk GP, Inc.      RCM Holdings, Inc.***          1.00          -

       Limited partners:
       ----------------
         JMC Selkirk, Inc.         Beale Generating Company       1.95        21.40
         PentaGen Investors, L.P.  Beale Generating Company       5.25        57.60
         El Selkirk, Inc.          GPU International, Inc.       13.55        20.00
         RCM Selkirk LP, Inc.      RCM Holdings, Inc.            78.16          -

[FN]

       *Formerly Cogen Technologies Selkirk, GP, Inc.
      **Formerly Cogen Technologies Selkirk, LP, Inc.
     ***Formerly Cogen Technologies, Inc.

      Under the terms of the amended partnership agreement, 99% of cash available for preferred distribution, as defined, is first allocated to the partners in accordance with their respective preferred equity interest and the remaining 1% is allocated based on the original ownership structure between Beale Generating Company ("Beale") and GPU International, Inc. ("GPUI"). Any remaining funds in excess of preferred distribution are allocated 99% to the original equity holders and 1% to the preferred equity holders. At the earlier of the eighteenth anniversary of Unit 2's commercial operations (August, 2012) or the date on which all the preferred partners achieve a specified return as defined in the partnership agreement, distributions will be made in accordance with the following residual interest: Beale at 64.8%, GPUI at 17.7%, and RCM Holdings, Inc. at 17.5%.

4.    Accrued Expenses

      Accrued expenses consisted of the following at December 31 (in thousands):

                                                      1999              1998

        Accrued fuel costs                        $  6,836         $   7,652
        Accrued PILOT                                1,350             1,250
        Accrued utilities                              899               852
        Accured operation and maintenance
         expenses                                      525               408
        Accrued bond interest                          375               379
        Other accrued expenses                       1,779             1,567
                                                   -------          --------
        Total                                      $11,764          $ 12,108
                                                   =======          ========

5.    Debt financing

      Long-Term Bonds - On May 9, 1994, the Funding Corporation issued an aggregate of $392,000,000 in bonds. The bonds consist of a $165,000,000 bond bearing interest at 8.65% per annum through December 26, 2007. Principal and interest are payable semi-annually on June 26 and December
      26. Principal payments commenced on June 26, 1996. The bonds also include a $227,000,000 bond bearing interest at 8.98% per annum through June 26, 2012. Interest is payable semi-annually on June 26 and December 26 and principal payments commence on December 26, 2007 and are payable semi-annually thereafter.

      The scheduled principal payments on the bonds are as follows:

                                                (In thousands)
        2000                                    $     7,307
        2001                                         11,062
        2002                                         13,529
        2003                                         17,365
        2004                                         19,587
        2005 and thereafter                         312,283
                                                -----------
                                                $   381,133
                                                ===========

      The bonds are secured by substantially all of the assets of the Partnership and are non-recourse to the individual partners. The trust indenture restricts the ability of the Partnership to make distributions to the partners under certain circumstances.

      In connection with the sale of the bonds, the Partnership entered into the D&D Agreement which requires the establishment and maintenance of certain segregated funds (the "Funds") and is administered by Bankers Trust Company as trustee (the "Trustee"). The Funds that are active and included in current restricted funds in the accompanying consolidated balance sheets include the Project Revenue Fund, Principal Fund, Interest Fund, and two sub-funds of the Partnership Distribution Fund. The Funds that are active and included in long-term restricted funds in the accompanying consolidated balance sheets are the Major Maintenance Reserve Fund and Debt Service Reserve Fund.

      All Partnership cash receipts and operating cost disbursements flow through the Project Revenue Fund. As determined on the 20th of each month, any monies remaining in the Project Revenue Fund after the payment of operating costs are used to fund the above named Funds based upon the fund hierarchy and in amounts established pursuant to the D&D Agreement.

      The Major Maintenance Reserve Fund relates to certain anticipated annual and periodic major maintenance to be performed on certain of the Facility's machinery and equipment at future dates. Fund requirement for the Major Maintenance Reserve Fund is developed by the Partnership and approved by an independent engineer for the Trustee and can be adjusted on an annual basis, if needed. At December 31, 1999, the balance in the Major Maintenance Reserve Fund was approximately $7,531,000.

      The Interest and Principal Funds relate primarily to the current debt service on the outstanding Bonds. The applicable fund requirement for the Interest and Principal Funds are the amounts due and payable on the next semi-annual payment date.

      Long-Term Bonds (Continued) - The fund requirement for the Debt Service Reserve Fund is an amount equal to the maximum debt service for any six-month period during the succeeding three-year period. At December 31, 1999, the balance in the Debt Service Reserve Fund was approximately $22,685,000.

      The Partnership Distribution Fund has the lowest priority in the fund hierarchy. Cash distributions to the Partners from these sub-funds can only be made upon the achievement of specific criteria established pursuant to the financing documents, including the D&D Agreement. The Partnership Distribution Fund does not have a fund requirement.

      Credit Agreement - The Partnership has a combined working capital and bank reimbursement agreement, as amended ("Credit Agreement"), with a combined maximum available credit of $10,389,528 through August 1, 2001. Outstanding balances bear interest at prime rate plus .375 % per annum with principal and interest payable monthly in arrears. The Credit Agreement is available to the Partnership for the purpose of meeting letters of credit requirements under various project contracts. The Credit Agreement is also available to the Partnership for the purpose of meeting working capital requirements. The maximum amount available under the working capital arrangement is $5,000,000. As of December 31, 1999 and 1998, there were no amounts drawn or balances outstanding under either the letters of credit or the working capital arrangement.

      Currency Swap Agreements - The Partnership has two foreign currency exchange agreements to hedge against fluctuations in fuel transportation costs which are denominated in Canadian dollars. Under the Unit 1 currency exchange agreement, the Partnership exchanges approximately $368,000 U.S. dollars for $458,000 Canadian dollars on a monthly basis. The agreement has a term of ten years and expires on December 25, 2002. Under the Unit 2 currency exchange agreement, which commenced on May 25, 1995 and terminates on December 25, 2004, the Partnership exchanges approximately $1,044,000 U.S. dollars for $1,300,000 Canadian dollars on a monthly basis. For the years ended December 31, 1999, 1998 and 1997, amounts charged to fuel costs as a result of losses realized from these agreements totaled approximately $2,342,000, $2,480,000 and $1,514,000, respectively (Note 2).

      In addition, the Partnership is exposed to credit loss under the currency agreements. In the event that a counterparty fails to meet the terms of the agreements, the Partnership's exposure is limited to the currency exchange rate differential. The Partnership does not anticipate nonperformance by the counterparties.

6.    FAIR VALUES OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

      Cash and Cash Equivalents, Restricted Funds, Due from Affiliates, Due to Affiliates, Accounts Receivable, Accounts Payable, and Accrued Expenses - The carrying amounts reported in the accompanying consolidated balance sheets of these accounts approximate their fair values due primarily to the short-term maturities of these accounts.

      Long-Term Bonds - The fair value of the long-term bonds is based on the current market rates for the bonds. The fair value of the long-term bonds (including the current portion) at December 31, 1999 and 1998 was approximately $383,915,000 and $420,252,000, respectively.

      Currency Swap Agreements - The currency exchange agreements do not have stated values at December 31, 1999 and 1998. The fair value of the currency exchange arrangements represents the termination liability of approximately $6,777,000 and $11,911,000 at December 31, 1999 and 1998,
      respectively, and is estimated based on current exchange rates.

7.    COMMITMENTS AND CONTINGENCIES

      Power Purchase Agreements, Electricity - Prior to July 1, 1998, the Partnership had a power purchase agreement, as amended, with Niagara Mohawk Power Corporation ("Niagara Mohawk") for the sale of electricity. The agreement was for a twenty year period terminating in April 2012. As a result of Niagara Mohawk's restructuring of its power purchase agreements, on August 31, 1998, the Partnership and Niagara Mohawk signed an Amended and Restated Niagara Mohawk Power Purchase Agreement, effective July 1, 1998, for a term of ten years. The Amended and Restated Niagara Mohawk Power Purchase Agreement transfers dispatch decision-making authority from Niagara Mohawk to the Partnership. In effect, Unit 1 will operate on a "merchant-like" basis, whereby the Partnership will have the ability and flexibility to dispatch Unit 1 based on current market conditions.

      As part of the restructuring of Niagara Mohawk's business including the Amended and Restated Niagara Mohawk Power Purchase Agreement, Niagara Mohawk paid the Partnership a net amount of approximately $8,143,000 which was recorded by the Partnership as deferred revenue. Both the deferred revenue and certain restructuring costs totaling approximately $1,233,000, are amortized over the term of the Amended and Restated Niagara Mohawk Power Purchase Agreement. The balance of the unamortized deferred revenues was approximately $5,981,000 and $6,565,000 in the accompanying consolidated balance sheets at December 31, 1999 and 1998, respectively.

      The Partnership also has a power purchase agreement with Consolidated Edison Company of New York ("Con Edison") for an initial term of 20 years which began on September 1, 1994, the date Unit 2's commercial operations commenced. The contract may be extended under certain circumstances.

      The Con Edison power purchase agreement provides Con Edison the rights to schedule Unit 2 for dispatch on a daily basis at full capability, partial capability or off-line. Con Edison's scheduling decisions are required to be based in part on economic criteria which, pursuant to the governing rules of the New York Power Pool, take into account the variable cost of the electricity to be delivered. Certain payments under these agreements are unaffected by levels of dispatch. However, certain payments may be rebated or reduced to Con Edison if the Partnership does not maintain a minimum availability level.

      On July 21, 1998, the NYPSC approved a plan submitted by Con Edison for the divestiture of certain of its generating assets (the "Con Edison Divestiture Plan"). As of December 31, 1999, the Partnership is not able to determine whether the Con Edison Divestiture Plan will have an effect on the Con Edison power purchase agreement or on the Partnership's future operations.

      Steam Sales Agreements -The Partnership has a steam sales agreement, as amended, with General Electric that has a term of 20 years from the commercial operations date of Unit 2 and may be extended under certain circumstances. Under the steam sales agreement, General Electric is obligated to purchase the minimum quantities of steam necessary for the Facility to maintain its Qualifying Facility status (Note 1). In the event General Electric fails to meet minimum purchase quantity, the Partnership may acquire title to the Facility site and terminate the Lease Agreement at no cost to the Partnership.

      The agreement provides General Electric the right of first refusal to purchase the Facility, subject to certain pricing considerations. Additionally, General Electric has the right to purchase the boiler facility that produces steam at a mutually agreed upon price upon termination of the steam sale agreement. The steam sales agreement may be terminated by the Partnership with a one-year advanced written notice upon the termination of either Niagara Mohawk or Con Edison power purchase agreement, whichever is earlier. The steam sales agreement may also be terminated by General Electric with a two-year advanced written notice if General Electric's plant no longer has a requirement for steam.

      Fuel Supply and Transportation Agreements - The Partnership has entered into a firm natural gas supply agreement, as amended, with Paramount Resources Ltd., a Canadian corporation, for Unit 1. The agreement has an initial term of 15 years which began in November 1992, with an option to extend for an additional four years upon satisfaction of certain conditions.

      The Partnership has firm natural gas supply agreements with various suppliers for Unit 2. The agreements have an initial term of 15 years beginning on November 1, 1994, and an option to extend for an additional five-year term upon satisfaction of certain conditions.

      Each Unit 2 natural gas supply contract requires the Partnership to purchase a minimum of 75% of the maximum annual contract volume every year. If the Partnership fails to meet this minimum quantity, the shortfall (the difference between the minimum required volume and the actual nomination) must be made up within the next two years. If the Partnership is not able to make up the shortfall within the next two years, the suppliers have the right to reduce the maximum daily contract quantity by the shortfall. For the years ended December 31, 1999, 1998 and 1997, the Partnership purchased gas totaling approximately $34,209,000, $32,048,000 and $38,279,000 respectively, under these agreements.

      The Partnership has three 20-year firm fuel transportation service agreements for Unit 1 commencing November 1, 1992. In accordance with one of these agreements, the Partnership posted a letter of credit of approximately $586,000 in October 1992.

      The Partnership has three firm fuel transportation service agreements for Unit 2. The agreements commenced in November 1994 and have terms of 20 years. The Partnership and two fuel suppliers, on behalf of the Partnership, have posted letters of credit totaling approximately $10,507,000 Canadian dollars under one of the three agreements. The Partnership will reimburse to the fuel suppliers all costs related to obtaining and maintaining the letters of credit. The Partnership also posted two letters of credit related to the remaining two firm fuel transportation agreements for approximately $796,000 and $2,090,000, respectively.

      Electric Interconnection and Transmission Agreements - The Partnership constructed an interconnection facility to transfer power from Unit 1 to Niagara Mohawk and has transferred the title of the facility to Niagara Mohawk. The Partnership has agreed to reimburse Niagara Mohawk $150,000 annually for the operation and maintenance of the facility. The term of the agreement is 20 years from the commercial operations date of Unit 1 through April 16, 2012 and may be extended if the power purchase agreement with Niagara Mohawk is extended.

      The Partnership has a 20-year firm transmission agreement with Niagara Mohawk, as amended, to transmit power from Unit 2 to Con Edison through August 31, 2014. In connection with this agreement, the Partnership constructed an interconnection facility and in 1995 transferred the title of the facility to Niagara Mohawk . Under the terms of this agreement, the Partnership will reimburse Niagara Mohawk $450,000 annually for the maintenance of the facility.

      Site Lease -The Partnership has an operating lease agreement with General Electric. The amended lease term expires on August 31, 2014 and is renewable for the greater of five years or until termination of any power sales contract, up to a maximum of 20 years. The lease may be terminated by the Partnership under certain circumstances with the appropriate written notice during the initial term. Annual fixed rent expense was approximately $1,000,000.

      Payment in Lieu of Taxes Agreement - In October 1992, the Partnership entered into a PILOT agreement with the Town of Bethlehem Industrial Development Agency ("IDA"), a corporate governmental agency, which exempts the Partnership from all property taxes, except for special assessments. The agreement commenced on January 1, 1993, and will terminate on December 31, 2012. PILOT payments are due semi-annually in equal installments and are payable in future years as follows:

                                                (In thousands)
        2000                                    $     2,700
        2001                                          2,900
        2002                                          3,100
        2003                                          3,300
        2004                                          3,500
        2005 and thereafter                          32,400
                                                -----------
                                                $    47,900
                                                ===========

      Other Agreements - The Partnership has an operations and maintenance services agreement with General Electric whereby General Electric provides certain operation and maintenance services to both Unit 1 and Unit 2 on a cost-plus-fixed-fee basis through August 2001. In addition, the Partnership has a 20-year take-or-pay water supply agreement with the Town of Bethlehem under which the Partnership is committed to purchase a minimum of $1,000,000 of water supply annually. The agreement is subject to adjustment for changes in market rates beginning in October 2002.

      Other Contingencies - The Partnership is a party in various legal proceedings and potential claims arising in the ordinary course of its business. Management does not believe that the resolution of these matters will have a material adverse effect on the Partnership's consolidated financial position or results of operations.

8.    Related parties

      JMCS I Management manages the day-to-day operation of the Partnership and is compensated at agreed-upon billing rates which are adjusted quadrennially in accordance with an administrative services agreement. All officers and directors of JMC Selkirk, Inc. are also officers and directors of JMCS I Management. For the years ended December 31, 1999, 1998 and 1997, expenses incurred for services provided by JMCS I Management totaled approximately $2,027,000, $2,651,000 and $2,852,000, respectively. In addition, during the year ended December 31, 1998, approximately $720,000 of legal and financial consulting services payable to JMCS I Management was capitalized in connection with the execution of the Niagara Mohawk Power Purchase Agreement (Note 7). The cost of services provided by JMCS I Management, net of capitalized costs are included in administrative services - affiliates in the accompanying consolidated statements of operations.

      The Partnership purchases and sells gas to affiliates of JMC Selkirk, Inc. at fair value. Gas purchased from affiliates of JMC Selkirk, Inc. totaled approximately $140,000, $1,649,000, and $346,000, respectively, in 1999,
      1998, and 1997, and gas sold to affiliates of JMC Selkirk, Inc. totaled approximately $453,000, $1,476,000, and $26,000, respectively. Spot gas purchases and the net effect of purchases and sales of gas along the pipelines are recorded as fuel costs and sales of excess natural gas supplies are recorded as gas resales in the accompanying consolidated statements of operations.

      In May 1996, the Partnership entered into an enabling agreement with PG&E Energy Trading - Power, L.P. (formerly US Gen Power Services, L.P.), an affiliate of JMC Selkirk, Inc., to purchase and sell electric capacity, electric energy, and other services. For the years ended December 31, 1999, 1998 and 1997, sales of energy , capacity and other services totaled approximately $5,515,000, $2,009,000 and $100,000, respectively.

      The Partnership has two agreements with Iroquois Gas Transmission System ("IGTS"), an indirect affiliate of JMC Selkirk, Inc., to provide firm transportation of natural gas from Canada.

                                   * * * * * *

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

10.1.2(1)        Amendment  No. 1 to Credit  Agreement,  dated  August 11, 1994, among the Partnership,  Dresdner Bank AG, New York Branch,  and
                 Chase

10.1.3(6)        Amendment  No. 2 to  Credit  Agreement,  dated  April 7,  1995, between the Partnership and Dresdner Bank AG, New York Branch

10.1.4(6)        Amendment  No.  3 to  Credit  Agreement,  dated  July 1,  1997, between the Partnership and Dresdner Bank AG, New York Branch

10.1.5(17)       Amendment No. 4 to Credit  Agreement,  dated November 16, 1998, between the Partnership and Dresdner Bank AG, New York Branch

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

10.10.16(1)      Amended and  Restated  Security  Agreement  and  Assignment  of
                 Contracts (the "Security Agreement"), dated as of May 1, 1994, made by the Partnership in favor of the Collateral Agent

10.10.17(1)      Pledge  and  Security   Agreement  (the   "Partnership   Pledge
                 Agreement"), dated as of May 1, 1994, from the Partnership in favor of the Collateral Agent

10.10.18(1)      Security Agreement (the "Company Security Agreement"), dated as of May 1, 1994,  from the  Company  in favor of the  Collateral
                 Agent

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

16(16) Letter from former accountant (Arthur Andersen, LLP), dated as of March 9, 1999, to the Securities and Exchange Commission regarding the Partnership's change in certifying accountant

21(1)            Subsidiaries of the Funding Corporation and Partnership

27               Financial Data Schedule (for electronic filing purposes only)

99               Additional Exhibits

99.1(12) Officer's Certificate of the Partnership, dated August 31, 1998, delivered to Bankers Trust Company, as Trustee

99.2(13) Independent Engineer's Certificate of R.W. Beck, Inc., dated as of August 31, 1998, delivered to Bankers Trust Company, as Trustee

99.3(14) Gas Consultant's Certificate of C.C. Pace Consulting, LLC, dated August 28, 1998, delivered to Bankers Trust Company, as Trustee

99.4(15)         Press Release of the Partnership, dated August 31, 1998


-----------------------
[FN]

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

(13) Incorporated herein by reference to Exhibit Number 99.2 of the Registrant's Current Report on Form 8-K filed September 16, 1998.

(14) Incorporated herein by reference to Exhibit Number 99.3 of the Registrant's Current Report on Form 8-K filed September 16, 1998.

(15) Incorporated herein by reference to Exhibit Number 99.4 of the Registrant's Current Report on Form 8-K filed September 16, 1998.

(16) Incorporated herein by reference to Exhibit Number 16 of the Registrant's Current Report on Form 8-K filed March 9, 1999.

(17) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998 filed March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SELKIRK COGEN PARTNERS, L.P.

Date: March 30, 2000                        /s/  JMC SELKIRK, INC.
                                            -----------------------
                                            General Partner

Date: March 30, 2000                        /s/  JOHN R. COOPER
                                            --------------------
                                            Name: John R. Cooper
                                            Title:   Senior Vice President and
                                                     Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                       Title                    Date
          ---------                       -----                    ----

/s/  P. CHRISMAN IRIBE              President and Director       March 30, 2000
----------------------
P. Chrisman Iribe

/s/  SANFORD L. HARTMAN             Director                     March 30, 2000
-----------------------
Sanford L. Hartman

/s/  JOHN R. COOPER                 Senior Vice President and    March 30, 2000
-------------------                   Chief Financial Officer
John R. Cooper

/s/  GARY F. WEIDINGER              Senior Vice President        March 30, 2000
----------------------
Gary F. Weidinger

/s/  DAVID N. BASSETT               Treasurer                    March 30, 2000
---------------------
David N. Bassett

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SELKIRK COGEN FUNDING
                                         CORPORATION

Date: March 30, 2000                     /s/  JOHN R. COOPER
                                         --------------------
                                         Name:    John R. Cooper
                                         Title:   Senior Vice President and
Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


          Signature                      Title                      Date
          ---------                      -----                      ----

/s/  P. CHRISMAN IRIBE           President and Director          March 30, 2000
----------------------
P. Chrisman Iribe

/s/  SANFORD L. HARTMAN          Director                        March 30, 2000
-----------------------
Sanford L. Hartman

/s/  JOHN R. COOPER              Senior Vice President and       March 30, 2000
-------------------                Chief Finanicla Officer
John R. Cooper

/s/  GARY F. WEIDINGER           Senior Vice President           March 30, 2000
----------------------
Gary F. Weidinger

/s/  DAVID N. BASSETT            Treasurer                       March 30, 2000
---------------------
David N. Bassett