Form 10-Q
period 2000-03-31
SELKIRK COGEN PARTNERS LP; SELKIRK COGEN FUNDING CORP
filed 2000-05-15
CIK 929540, 929518

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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


     SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OR 12 (g) OF THE ACT:
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     As of May 12, 2000, there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                           Page

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets as of March 31, 2000
           and December 31, 1999.......................................      3

           Condensed Consolidated Statements of Operations for the three
           months ended March 31, 2000 and 1999........................      4

           Condensed Consolidated Statements of Cash Flows for the three
           months ended March 31, 2000 and 1999........................      5

           Notes to Condensed Consolidated Financial Statements........      6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Results of Operations.......................................      8

           Liquidity and Capital Resources.............................     10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ..    12


                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.............................    13

SIGNATURES..............................................................    14



                          SELKIRK COGEN PARTNERS, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                        (unaudited)
                                                                          March 31,                 December 31,
                                                                            2000                        1999
ASSETS

Current assets:
   Cash and cash equivalents.....................................        $  1,194                   $   1,732
   Restricted funds..............................................          25,972                       5,516
   Accounts receivable...........................................          20,790                      15,505
   Due from affiliates...........................................             549                         427
   Fuel inventory and supplies...................................           6,677                       6,831
   Other current assets..........................................             253                         195
                                                                         --------                   ---------
         Total current assets....................................          55,435                      30,206

Plant and equipment, net.........................................         294,300                     297,034
Long-term restricted funds.......................................          28,711                      30,217
Deferred financing charges, net..................................           9,344                       9,630
                                                                         --------                   ---------
                 Total assets                                           $ 387,790                  $  367,087
                                                                        =========                  ==========

LIABILITIES AND PARTNERS' DEFICITS

Current liabilities:
   Accounts payable.............................................       $      177                   $   2,126
   Accrued bond interest payable................................            8,803                         375
   Accrued expenses.............................................           13,973                      11,389
   Due to affiliates............................................              882                         469
   Current portion of long-term bonds...........................            7,307                       7,307
                                                                         --------                   ---------
         Total current liabilities..............................           31,142                      21,666

Long-term liabilities:
   Deferred revenue.............................................            5,805                       5,981
   Other long-term liabilities..................................            9,310                      16,446
   Long-term bonds, net of current portion......................          373,826                     373,826
                                                                         --------                   ---------
         Total liabilities......................................          420,083                     417,919

Partners' deficits:
   General partners' deficits...................................             (311)                       (497)
   Limited partners' deficits...................................          (31,982)                    (50,335)
                                                                         --------                   ---------
         Total partners' deficits...............................          (32,293)                    (50,832)
                                                                         --------                   ---------
                 Total liabilities and partners' deficits.......       $  387,790                 $   367,087
                                                                       ==========                 ===========

See notes to condensed consolidated financial statements.



                          SELKIRK COGEN PARTNERS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                  (unaudited)


                                                                              For the Three Months Ended
                                                                    ------------------------------------------
                                                                    March 31,                        March 31,
                                                                      2000                             1999
                                                                  -----------                      -----------
    Operating revenues:
       Electric and steam..................................       $   48,081                       $    41,236
       Gas resale..........................................            2,365                             1,087
                                                                  ----------                       -----------
            Total operating revenues.......................           50,446                            42,323
    Cost of revenues.......................................           30,626                            25,105
                                                                  ----------                       -----------
    Gross profit...........................................          19,820                             17,218

    Other operating expenses:
       Administrative services, affiliates.................             687                                238
       Other general and administrative....................             374                                459
       Amortization of deferred financing charges..........             285                                289
                                                                  ----------                       -----------
            Total other operating expenses.................           1,346                                986
                                                                  ----------                       -----------

    Operating income.......................................          18,474                             16,232

    Interest (income) expense:
       Interest income.....................................            (628)                              (498)
       Interest expense....................................           8,429                              8,534
                                                                  ----------                       -----------
            Total interest expense, net....................           7,801                              8,036
                                                                  ----------                       -----------

    Income before cumulative effect of a
       change in accounting principle.....................           10,673                              8,196

    Cumulative effect of a change in
       accounting principle...............................            7,866                                ---
                                                                  ----------                       -----------

    Net income............................................        $  18,539                        $     8,196
                                                                  ==========                       ===========

    Net income allocation:
       General partners...................................        $     186                        $        82
       Limited partners...................................           18,353                              8,114
                                                                  ----------                       -----------
            Total.........................................        $  18,539                        $     8,196
                                                                  ==========                       ===========

See notes to condensed consolidated financial statements.


                          SELKIRK COGEN PARTNERS, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                             For the Three Months Ended
                                                                        --------------------------------------
                                                                        March 31,                    March 31,
                                                                          2000                         1999
                                                                        ---------                    ---------

Net cash provided by operating activities......................         $ 17,988                     $  16,552

Cash flows from investing activities:
   Plant and equipment additions...............................             (375)                          (45)
                                                                        ---------                    ----------

         Net cash used in investing activities.................             (375)                          (45)

Cash flows from financing activities:
   Restricted funds............................................          (18,151)                      (16,945)
                                                                        ---------                    ----------

         Net cash used in financing activities.................          (18,151)                      (16,945)

Net decrease in cash and cash equivalents......................             (538)                         (438)
Cash and cash equivalents, beginning of period.................            1,732                         1,839
                                                                        ---------                    ----------
Cash and cash equivalents, end of period.......................         $  1,194                     $   1,401
                                                                        =========                    ==========


Supplemental cash flow information:

   Cash paid for interest......................................         $    ---                     $     ---
                                                                        =========                    ==========


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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership's December 31, 1999 Annual Report on Form 10-K.

Note 2. Cumulative Effect of a Change in Accounting Principle

Effective January 1, 2000, the Partnership changed its method of accounting for major maintenance and overhaul costs. Beginning January 1, 2000, the cost of major maintenance and overhauls has been accounted for as incurred. Previously, the estimated cost of major maintenance and overhauls was accrued in advance in a systematic and rational manner over the period between major maintenance and overhauls. The change resulted in the Partnership recording income of approximately $7.9 million, reflecting the cumulative effect of the change in accounting principle. The effect on results of operations for the three months ended March 31, 2000 was immaterial and the proforma effect on results of operations for the three months ended March 31, 1999 was immaterial.

Note 3. New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for the Partnership's fiscal years beginning on January 1, 2001. Management has not completed an evaluation of the impact on the Partnership's consolidated financial statements of adopting this new standard.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         --------------------------------------------------

Results of Operations

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

Net income for the quarter ended March 31, 2000 was approximately $18.5 million as compared to approximately $8.2 million for the corresponding period in the prior year. The $10.3 million increase in net income is primarily due to higher electric and steam prices and the Partnership changing its method of accounting for major maintenance and overhaul costs.

Effective January 1, 2000, the Partnership changed its method of accounting for major maintenance and overhaul costs. Beginning January 1, 2000, the cost of major maintenance and overhauls has been accounted for as incurred. Previously, the estimated cost of major maintenance and overhauls was accrued in advance in a systematic and rational manner over the period between major maintenance and overhauls. The change resulted in the Partnership recording income of approximately $7.9 million, reflecting the cumulative effect of the change in accounting principle. The effect on results of operations for the quarter ended March 31, 2000 was a reduction of operating and maintenance expenses of approximately $0.4 million.

Total revenues for the quarter ended March 31, 2000 were approximately $50.4 million as compared to approximately $42.3 million for the corresponding period in the prior year.



Electric Revenues (dollars and kWh's in millions):
-------------------------------------------------

                                             For the Three Months Ended

                                   March 31, 2000                                March 31, 1999
                          ------------------------------------     -------------------------------------

                          Dollars   kWh's   Capacity  Dispatch     Dollars   kWh's   Capacity   Dispatch
                          -------   -----   --------  --------     -------   -----   --------   --------
Unit 1                    12.5       151.5    89.27%    95.24%       11.4    152.7    90.65%     99.03%
Unit 2                    34.4       472.2    81.58%    94.96%       29.5    465.8    81.37%     88.80%


Unit 1 revenues increased approximately $1.1 million for the quarter ended March 31, 2000 as compared to the corresponding period in the prior year. During the quarter ended March 31, 2000 revenues from Niagara Mohawk Power Corporation ("Niagara Mohawk") and PG&E Energy Trading - Power, L.P. ("PG&E Energy Trading") were approximately $11.3 million and $1.2 million as compared to approximately $10.6 million and $0.8 million, respectively for the corresponding period in the prior year. The increase in Unit 1 revenues was primarily due to higher market energy prices. During the quarters ended March 31, 2000 and 1999, the Partnership received Monthly Contract

Payments and delivered energy up to the monthly contract quantity to Niagara Mohawk ("Contract Energy"). During the quarter ended March 31, 2000, Contract Energy was sold at market prices established by the New York Independent System Operator whereas, during the corresponding period in the prior year, Contract Energy was sold at a proxy market price based upon Niagara Mohawk's tariff for power purchases from Qualifying Facilities. During the months of January and March 2000, the Partnership sold the energy produced by Unit 1 in excess of the Contract Energy ("Unit 1 Excess Energy") to both Niagara Mohawk and PG&E Energy Trading and during the month of February 2000 the Partnership sold all of the Unit 1 Excess Energy to Niagara Mohawk. During the month of January 1999 the Partnership sold all of the Unit 1 Excess Energy to Niagara Mohawk and during the months of February and March 1999 the Partnership sold all of the Unit 1 Excess Energy to PG&E Energy Trading. Unit 1 Excess Energy delivered to Niagara Mohawk and PG&E Energy Trading was sold at negotiated market prices. Amortized deferred revenues of approximately $0.2 million are also included in revenues from Niagara Mohawk for the quarters ended March 31, 2000 and 1999.

Unit 2 revenues increased approximately $4.9 million for the quarter ended March 31, 2000 as compared to the corresponding period in the prior year. During the quarter ended March 31, 2000 all of the Unit 2 revenues were from Consolidated Edison Company of New York, Inc. ("Con Edison") whereas, during the corresponding period in the prior year, revenues from Con Edison and PG&E Energy Trading were approximately $29.2 million and $0.3 million, respectively. The increase in revenues from Unit 2 was primarily due to the increase in the Con Edison contract price for delivered energy resulting from higher index fuel prices. During the quarter ended March 31, 1999, revenues from PG&E Energy Trading resulted from the sale of other energy-related products.

Steam revenues for the quarter ended March 31, 2000 were approximately $1.2 million as compared to approximately $0.3 million for the corresponding period in the prior year. The $0.9 million increase in steam revenues was primarily due to the increase in the General Electric contract price for delivered steam resulting from higher index fuel prices. Delivered steam for the quarter ended March 31, 2000 was approximately 548.0 million pounds as compared to approximately 409.8 million pounds for the corresponding period in the prior year.

Gas resale revenues for the quarter ended March 31, 2000 were approximately $2.3 million on sales of approximately 0.8 million MMBtu's as compared to approximately $1.1 million on sales of approximately 0.6 million MMBtu's for the corresponding period in the prior year. The $1.2 million increase in gas resale revenues is primarily due to higher natural gas resale prices. The increase in natural gas resale prices during the quarter ended March 31, 2000 generally resulted from higher market pricing for both gas and oil as well as increased demand for electric generation. Gas resales occurred during periods when Units 1 and 2 were not operating at full capacity.

Cost of revenues for the quarter ended March 31, 2000 was approximately $30.6 million on gas purchases of approximately 7.1 million MMBtu's as compared to $25.1 million on gas purchases of approximately 6.9 million MMBtu's for the corresponding period in the prior year. The largest component of the increase for the quarter ended March 31, 2000 was fuel costs, which increased approximately $6.1 million from the corresponding period in the prior year. The increase in the cost of fuel was primarily due to the higher price of gas under the firm fuel supply agreements and higher demand costs under the firm fuel transportation agreements. The elimination of the accrual for major maintenance and overhaul costs during the quarter ended March 31, 2000 reduced operating and maintenance expenses by approximately $0.4 million. The Partnership has foreign currency swap agreements to hedge against future exchange rate fluctuations under fuel transportation agreements which are denominated in Canadian dollars. During each of the quarters ended March 31, 2000 and 1999, fuel costs were increased by approximately $0.6 million as a result of the currency swap agreements.

Total other operating expenses for the quarter ended March 31, 2000 were approximately $1.3 million as compared to approximately $1.0 million for the corresponding period in the prior year. The increase in other operating expenses was primarily due to higher affiliate administrative services. Additionally, affiliate administrative services during the quarter ended March 31, 1999, were reduced by the write-off of a reserve of approximately $0.2 million for amounts no longer claimed by an affiliate.

Net interest expense for the quarter ended March 31, 2000 was approximately $7.8 million as compared to approximately $8.0 million for the corresponding period in the prior year. The decrease in net interest expense is due to higher interest income and lower interest expense resulting from the lower principal balance outstanding.

Liquidity and Capital Resources

Net cash provided by operating activities for the quarter ended March 31, 2000 was approximately $18.0 million as compared to approximately $16.6 million for the corresponding period in the prior year. Net cash provided by operating activities primarily represents net income plus the net effect of recurring changes in cash receipts and disbursements within the Partnership's operating assets and liability accounts.

Net cash used in investing activities for the quarter ended March 31, 2000 was approximately $375,000 as compared to approximately $45,000 for the corresponding period in the prior year. Net cash used in investing activities primarily represents additions to plant and equipment.

Net cash used in financing activities for the quarter ended March 31, 2000 was approximately $18.2 million as compared to approximately $16.9 million for the corresponding period in the prior year. The increase in net cash used in financing activities for the quarter ended March 31, 2000 was primarily due to additional cash becoming available to deposit into the Principal Fund. Pursuant to the Partnership's Depositary and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent, the Partnership is required to maintain certain Restricted Funds. Net cash flows used in financing activities during the quarter ended March 31, 2000 primarily represent deposits of monies into the Interest Fund and Principal Fund, whereas during the quarter ended March 31, 1999 monies were only deposited into the Interest Fund.

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

On July 21, 1998, the New York Public Service Commission ("NYPSC") approved a plan submitted by Con Edison for the divestiture of certain of its generating assets (the "Con Edison Divestiture Plan"). Although the Con Edison Divestiture Plan does not include any proposal by Con Edison for the sale or other disposition of its contractual obligations for purchasing power from non-utility generators, like the Partnership, the NYPSC has ordered Con Edison to submit a report regarding the feasibility of divesting its non-utility generator entitlements. At this time, the Partnership has insufficient information to determine whether, in the course of these proceedings at the NYPSC, Con Edison may seek to assign its rights and obligations under the Con Edison Power Purchase Agreement with the Partnership to a third party or to take some other action for the purpose of divesting itself of the power purchase obligations under such contract; nor can the Partnership evaluate the impact which any such assignment or other action, if proposed, may ultimately have on the Con Edison Power Purchase Agreement.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements included herein are forward-looking statements concerning the Partnership's operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including general business and economic conditions; the performance of equipment; levels of dispatch; the receipt of certain capacity and other fixed payments; electricity prices; natural gas resale prices; fuel deliveries and prices and whether Con Edison were to prevail in its claim to Unit 2's excess natural gas volumes, and the related margins.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect its future results of operations and financial condition. The Partnership manages its exposure to these risks through its regular operating and financing activities.

Interest Rates
--------------

The Partnership's cash and restricted cash are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and restricted cash and the variable rate that these financial instruments may adjust to in the future. A 10% decrease in interest rates for the quarter ended March 31, 2000 would have resulted in a negative impact of approximately $63,000 on the Partnership's net income.

The Partnership's long-term bonds have fixed interest rates. Changes in the current market rates for the bonds would not result in a change in interest expense due to the fixed coupon rate of the bonds.

Foreign Currency Exchange Rates
-------------------------------

The Partnership's currency swap agreements hedge against future exchange rate fluctuations which could result in additional costs incurred under fuel transportation agreements which are denominated in a foreign currency. In the event a counterparty fails to meet the terms of the agreements, the Partnership's exposure is limited to the currency exchange rate differential. During the quarter ended March 31, 2000, the currency exchange rate differential resulted in a negative impact of approximately $580,000 on the Partnership's net income.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A)          Exhibits

             Exhibit No.        Description
             -----------        -----------

                  18            Letter regarding change in accounting principle


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

                                             SELKIRK COGEN PARTNERS, L.P.

                                             JMC SELKIRK, INC.
                                             General Partner



Date: May 15, 2000                           /s/ JOHN R. COOPER
                                             ------------------
                                             Name: John R. Cooper
                                             Title:  Senior Vice President and
                                                     Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SELKIRK COGEN FUNDING
                                           CORPORATION

Date:  May 15, 2000                        /s/  JOHN R. COOPER
                                           -------------------
                                           Name:  John R. Cooper
                                           Title: Senior Vice President and
                                                  and Chief Financial Officer