Form 10-Q
period 2000-06-30
SELKIRK COGEN PARTNERS LP; SELKIRK COGEN FUNDING CORP
filed 2000-08-14
CIK 929540, 929518

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of August 11, 2000, there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value outstanding.

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

                  Condensed Consolidated Balance Sheets as of June 30, 2000
                  and December 31, 1999.......................................3

                  Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999.................4

                  Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2000 and 1999.................5

                  Notes to Condensed Consolidated Financial Statements........6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Results of Operations.......................................8

                  Liquidity and Capital Resources.............................11

Item 3.           Quantitative and Qualitative Disclosures About Market Risk .13


                           PART II. OTHER INFORMATION

Item 5.  Other Items..........................................................14

Item 6.           Exhibits and Reports on Form 8-K............................14

SIGNATURES....................................................................16

                                        SELKIRK COGEN PARTNERS, L.P.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (in thousands)

                                                                    (unaudited)
                                                                      June 30,                 December 31,
                                                                        2000                       1999
                                                                   ------------                ------------
ASSETS

Current assets:
    Cash and cash equivalents...................                    $ 1,376                    $ 1,732
    Restricted funds............................                      4,986                      5,516
    Accounts receivable, net....................                     19,099                     15,505
    Due from affiliates.........................                      1,333                        427
    Fuel inventory and supplies.................                      6,725                      6,831
    Other current assets........................                        233                        195
                                                                   --------                  ---------
          Total current assets..................                     33,752                     30,206

Plant and equipment, net........................                    291,433                    297,034
Long-term restricted funds......................                     28,710                     30,217
Deferred financing charges, net.................                      9,068                      9,630
                                                                   --------                  ---------
             Total assets                                         $ 362,963                  $ 367,087
                                                                   ========                  =========

LIABILITIES AND PARTNERS' DEFICITS

Current liabilities:
    Accounts payable...........................                       $ 393                  $   2,126
    Accrued bond interest payable..............                         372                        375
    Accrued expenses...........................                      13,872                     11,389
    Due to affiliates..........................                         690                        469
    Current portion of long-term bonds.........                      10,296                      7,307
                                                                   --------                  ---------
          Total current liabilities............                      25,623                     21,666

Long-term liabilities:
    Deferred revenue............................                      5,638                      5,981
    Other long-term liabilities.................                     10,040                     16,446
    Long-term bonds, net of current portion.....                    367,816                    373,826
                                                                   --------                  ---------
          Total liabilities......................                   409,117                    417,919

Partners' deficits:
    General partners' deficits...................                     (450)                      (497)
    Limited partners' deficits...................                  (45,704)                   (50,335)
                                                                   --------                  ---------
          Total partners' deficits...............                  (46,154)                   (50,832)
                                                                   --------                  ---------
                  Total liabilities and partners' deficits        $ 362,963                  $ 367,087
                                                                   ========                  =========

See notes to condensed consolidated financial statements.

                          SELKIRK COGEN PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                   (unaudited)

                                                             For the Three Months Ended        For the Six Months Ended
                                                             June 30,          June 30,        June 30,        June 30,
                                                             2000              1999            2000            1999
                                                             -------           --------        --------        --------
     Operating revenues:
       Electric and steam........................             $ 44,659         $ 37,684          $ 92,740         $ 78,920
       Gas resale................................                5,670            3,280             8,035            4,367
                                                              --------         --------          --------         --------
             Total operating revenues............               50,329           40,964           100,775           83,287
     Cost of revenues............................               36,003           29,782            66,629           54,887
                                                              --------         --------          --------         --------
     Gross profit................................               14,326           11,182            34,146           28,400

     Other operating expenses:
       Administrative services, affiliates.......                  666              520             1,353              758
       Other general and administrative..........                  668              423             1,042              882
       Amortization of deferred financing charges                  286              289               571              578
                                                              --------         --------          --------         --------
             Total other operating expenses......                1,620            1,232             2,966            2,218
                                                              --------         --------          --------         --------

     Operating income............................               12,706            9,950            31,180           26,182

     Interest (income) expense:
       Interest income...........................                (840)            (582)           (1,468)          (1,080)
       Interest expense..........................                8,427            8,529            16,856           17,063
                                                              --------         --------          --------         --------
             Total interest expense, net.........                7,587            7,947            15,388           15,983
                                                              --------         --------          --------         --------

     Income before cumulative effect of a
       change in accounting principle............                5,119            2,003            15,792           10,199

     Cumulative effect of a change in
       accounting principle......................                  ---              ---             7,866              ---
                                                              --------         --------          --------         --------
     Net income..................................              $ 5,119          $ 2,003          $ 23,658         $ 10,199
                                                              ========         ========          ========         ========

     Net income allocation:
       General partners..........................              $    51          $    20          $    237         $    102
       Limited partners..........................                5,068            1,983            23,421           10,097
                                                              --------         --------          --------         --------
             Total...............................              $ 5,119          $ 2,003          $ 23,658         $ 10,199
                                                              ========         ========          ========         ========


See notes to condensed consolidated financial statements.


                          SELKIRK COGEN PARTNERS, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                               For the Three Months Ended       For the Six Months Ended
                                                               June 30,         June 30,        June 30,        June 30,
                                                                 2000             1999            2000            1999
                                                               --------         --------        --------        --------

Net cash provided by (used in) operating activities........    $ 4,314         $ (1,162)        $ 22,302       $ 15,390

Cash flows from investing activities:
    Plant and equipment additions..........................       (282)            (265)           (657)          (310)
                                                               --------        ---------        --------       --------
         Net cash used in investing activities.............       (282)            (265)           (657)          (310)

Cash flows from financing activities:
    Restricted funds.......................................      18,151           16,945             ---            ---
    Distributions to partners..............................    (18,980)         (13,234)        (18,980)       (13,234)
    Repayment of long-term debt............................     (3,021)          (2,023)         (3,021)        (2,023)
                                                               --------        ---------        --------       --------

         Net cash provided by (used in) financing activities    (3,850)            1,688        (22,001)       (15,257)

Net increase (decrease) in cash and cash equivalents........        182              261           (356)          (177)
Cash and cash equivalents, beginning of period..............      1,194            1,401           1,732          1,839
                                                               --------        ---------        --------       --------

Cash and cash equivalents, end of period....................    $ 1,376          $ 1,662         $ 1,376        $ 1,662
                                                               ========        =========        ========       ========

Supplemental cash flow information:

    Cash paid for interest..................................   $ 16,859         $ 17,067        $ 16,859       $ 17,067
                                                               ========         ========        ========       ========


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

Note 2. Cumulative Effect of a Change in Accounting Principle

Effective January 1, 2000, the Partnership changed its method of accounting for major maintenance and overhaul costs. Beginning January 1, 2000, the cost of major maintenance and overhauls has been accounted for as incurred. Previously, the estimated cost of major maintenance and overhauls was accrued in advance in a systematic and rational manner over the period between major maintenance and overhauls. The change resulted in the Partnership recording income of approximately $7.9 million, reflecting the cumulative effect of the change in accounting principle. The effect on results of operations for the six months ended June 30, 2000 was immaterial and the pro forma effect on results of operations for the six months ended June 30, 1999 was immaterial.

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

In December of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and it will be effective during the fourth quarter of fiscal year 2001. Management continues to evaluate SAB 101 and it has not determined what impact , if any, will result from its adoption.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three and Six Months Ended June 30, 2000 Compared to the Three and Six Months Ended June 30, 1999

Net income for the quarter ended June 30, 2000 was approximately $5.1 million as compared to approximately $2.0 million for the corresponding period in the prior year. The $3.1 million increase in net income is primarily due to higher operating revenues and lower operating and maintenance expenses. Net income for the six months ended June 30, 2000 was approximately $23.7 million as compared to approximately $10.2 million for the corresponding period in the prior year. The $13.5 million increase in net income is primarily due to higher operating revenues, lower operating and maintenance expenses and the Partnership changing its method of accounting for major maintenance and overhaul costs.

Effective January 1, 2000, the Partnership changed its method of accounting for major maintenance and overhaul costs. Beginning January 1, 2000, the cost of major maintenance and overhauls has been accounted for as incurred. Previously, the estimated cost of major maintenance and overhauls was accrued in advance in a systematic and rational manner over the period between major maintenance and overhauls. The change resulted in the Partnership recording income of approximately $7.9 million, reflecting the cumulative effect of the change in accounting principle. The effect on results of operations for the quarter and six months ended June 30, 2000 was a reduction of operating and maintenance expenses of approximately $0.5 million and $0.9 million, respectively.

Total operating revenues for the quarter ended and six months ended June 30, 2000 were approximately $50.3 million and $100.8 million as compared to approximately $41.0 million and $83.3 million for the corresponding periods in the prior year.

Electric Revenues (dollars and kWh's in millions):
-------------------------------------------------

                                                     For the Three Months Ended
                                      June 30, 2000                             June 30, 1999
                          ------------------------------------     -------------------------------------
                          Dollars   kWh's   Capacity  Dispatch     Dollars   kWh's   Capacity   Dispatch
                          -------   -----   --------  --------     -------   ------  --------   --------
Unit 1                    10.4      137.7   79.15%    89.79%       8.4       125.9   73.73%     91.62%
Unit 2                    33.8      390.3   67.44%    80.63%       29.1      397.3   68.64%     73.67%


                                                     For the Six Months Ended
                                      June 30, 2000                             June 30, 1999
                          ------------------------------------     -------------------------------------
                          Dollars   kWh's   Capacity  Dispatch     Dollars   kWh's   Capacity   Dispatch
                          -------   -----   --------  --------     -------   ------  --------   --------

Unit 1                    22.9      289.2   84.21%    92.51%       19.8      278.6    82.15%    95.30%
Unit 2                    68.2      862.5   74.51%    87.80%       58.6      863.1    74.97%    81.19%


Unit 1 revenues increased approximately $2.0 million and $3.1 million for the quarter and six months ended June 30, 2000 as compared to the corresponding periods in the prior year. During the quarter and six months ended June 30, 2000 revenues from Niagara Mohawk Power Corporation ("Niagara Mohawk") were approximately $7.1 million and $18.4 million, respectively, and revenues from PG&E Energy Trading - Power, L.P. ("PG&E Energy Trading") were approximately $3.3 million and $4.5 million, respectively. During the quarter and six months ended June 30, 1999 revenues from Niagara Mohawk were approximately $7.5 million and $18.2 million, respectively, and revenues from PG&E Energy Trading were approximately $0.9 million and $1.6 million, respectively. The increase in Unit 1 revenues for the quarter and six months ended June 30, 2000 was primarily due to higher market energy prices. During the six months ended June 30, 2000 and 1999, with the exception of the month of April in each period, the Partnership received Monthly Contract Payments and delivered energy up to the monthly contract quantity to Niagara Mohawk ("Contract Energy"). During the six months ended June 30, 2000, Contract Energy was sold at market prices established by the New York Independent System Operator whereas, during the corresponding period in the prior year, Contract Energy was sold at a proxy market price based upon Niagara Mohawk's tariff for power purchases from Qualifying Facilities. During the six months ended June 30, 2000, with the exception of February and April, the Partnership sold the energy produced by Unit 1 in excess of the Contract Energy ("Unit 1 Excess Energy") to both Niagara Mohawk and PG&E Energy Trading. During the month of February 2000 the Partnership sold all of the Unit 1 Excess Energy to Niagara Mohawk and during the month of April 2000 the Partnership sold all of the Unit 1 Excess Energy to PG&E Energy Trading. During the month of January 1999 the Partnership sold all of the Unit 1 Excess Energy to Niagara Mohawk. During the months of February, March and June 1999 the Partnership sold all of the Unit 1 Excess Energy to PG&E Energy Trading. During the months of April and May 1999 the Partnership sold Unit 1 Excess Energy to both Niagara Mohawk and PG&E Energy Trading. Unit 1 Excess Energy delivered to Niagara Mohawk and PG&E Energy Trading was sold at negotiated market prices. Amortized deferred revenues of approximately $0.4 million and $0.3 million, respectively, are also included in revenues from Niagara Mohawk for the six months ended June 30, 2000 and 1999.

Unit 2 revenues increased approximately $4.7 million and $9.6 million for the quarter and six months ended June 30, 2000 as compared to the corresponding periods in the prior year. During the quarter and six months ended June 30, 2000 all of the Unit 2 revenues were from Consolidated Edison Company of New York, Inc. ("Con Edison"). During the quarter and six months ended June 30, 1999, revenues from Con Edison were $29.1 million and $58.3 million, respectively, and revenues from PG&E Energy Trading were approximately $0.0 million and $0.3 million, respectively. The increase in Unit 2 revenues for the quarter and six months ended June 30, 2000 was primarily due to the increase in the Con Edison contract price for delivered energy resulting from higher index fuel prices. During the six months ended June 30, 1999, revenues from PG&E Energy Trading resulted from the sale of other energy-related products.

Steam revenues for the quarter and six months ended June 30, 2000 of approximately $0.4 million and $1.6 million were reduced by a reserve of approximately $46.3 thousand. Steam revenues for the quarter and six months ended June 30, 1999 of approximately $0.3 million and $0.6 million were reduced by a reserve of approximately $69.2 thousand. The reserves were recorded to reflect the estimated annual true-up so that General Electric would be charged a nominal amount which is the annual equivalent of 160,000 lbs/hr. Delivered steam for the quarter and six months ended June 30, 2000 was approximately 412.2 million pounds and 960.3 million pounds as compared to approximately 403.4 million pounds and 813.2 million pounds for the corresponding periods in the prior year. The increase in steam revenues for the quarter and six months ended June 30, 2000 was primarily due to the increase in the General Electric contract price for delivered steam resulting from higher index fuel prices.

Gas resale revenues for the quarter ended June 30, 2000 were approximately $5.7 million on sales of approximately 1.5 million MMBtu's as compared to approximately $3.3 million on sales of approximately 1.4 million MMBtu's for the corresponding period in the prior year. Gas resale revenues for the six months ended June 30, 2000 were approximately $8.0 million on sales of approximately
2.2 million MMBtu's as compared to approximately $4.4 million on sales of approximately 2.0 million MMBtu's for the corresponding period in the prior year. The increase in gas resale revenues for the quarter and six months ended June 30, 2000 was primarily due to higher natural gas resale prices. The increase in natural gas resale prices during the six months ended June 30, 2000 generally resulted from higher market pricing for both gas and oil as well as increased demand for electric generation. Gas resales occurred during periods when Units 1 and 2 were not operating at full capacity.

Cost of revenues for the quarter ended June 30, 2000 were approximately $36.0 million on gas purchases of approximately 7.1 million MMBtu's as compared to $29.8 million on gas purchases of approximately 6.9 million MMBtu's for the corresponding period in the prior year. Cost of revenues for the six months ended June 30, 2000 were approximately $66.6 million on gas purchases of approximately 14.2 million MMBtu's as compared to $54.9 million on gas purchases of approximately 13.9 million MMBtu's for the corresponding period in the prior year. The largest component of the increase for the quarter and six months ended June 30, 2000 was fuel costs, which increased approximately $7.1 million and $13.2 million from the corresponding periods in the prior year, respectively. The increase in the cost of fuel was primarily due to the higher price of gas under the firm fuel supply agreements and higher demand costs under the firm fuel transportation agreements. The increase in fuel costs was partially offset by lower operating and maintenance expenses. The decrease in operating and maintenance expenses was primarily due to differences in the scheduling of planned maintenance and the elimination of the accrual for major maintenance and overhaul costs. The Partnership has foreign currency swap agreements to hedge against future exchange rate fluctuations under fuel transportation agreements which are denominated in Canadian dollars. During the six months ended June 30, 2000 and 1999, fuel costs were increased by approximately $1.2 million as a result of the currency swap agreements.

Total other operating expenses for the quarter and six months ended June 30, 2000 were approximately $1.6 million and $3.0 million as compared to approximately $1.2 million and $2.2 million for the corresponding periods in the prior year. The increase in other operating expenses for the quarter and six months ended June 30, 2000 was primarily due to higher affiliate administrative services and higher other general and administrative expenses. Additionally, affiliate administrative services during the quarter ended March 31, 1999, were reduced by the write-off of a reserve of approximately $0.2 million for amounts no longer claimed by an affiliate.

Net interest expense for the quarter and six months ended June 30, 2000 was approximately $7.6 million and $15.4 million as compared to approximately $7.9 million and $16.0 million for the corresponding periods in the prior year. The decrease in net interest expense is due to higher interest income and lower interest expense resulting from the lower principal balance outstanding.

Liquidity and Capital Resources

Net cash provided by operating activities for the quarter ended June 30, 2000 was approximately $4.3 million as compared to net cash used in operating activities of approximately $1.2 million for the corresponding period in the prior year. Net cash flows provided by operating activities for the six months ended June 30, 2000 was approximately $22.3 million as compared to approximately $15.4 million for the corresponding period in the prior year. Net cash provided by and used in operating activities primarily represents net income plus the net effect of recurring changes in cash receipts and disbursements within the Partnership's operating assets and liability accounts.

Net cash used in investing activities for the quarter ended June 30, 2000 was approximately $282.0 thousand as compared to approximately $265.0 thousand for the corresponding period in the prior year. Net cash used in investing activities for the six months ended June 30, 2000 was approximately $657.0 thousand as compared to approximately $310.0 thousand for the corresponding period in the prior year. Net cash used in investing activities primarily represents additions to plant and equipment.

Net cash used in financing activities for the quarter ended June 30, 2000 was approximately $3.9 million as compared to net cash provided by financing activities of approximately $1.7 million for the corresponding period in the prior year. Net cash used in financing activities for the six months ended June 30, 2000 was approximately $22.0 million as compared to approximately $15.3 million for the corresponding period in the prior year. The increase in net cash used in financing activities for the quarter and six months ended June 30, 2000 was primarily due to more cash becoming available to distribute to the Partners and the increase in the semi-annual payment of principal on long-term debt.

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

Interest Rates

The Partnership's cash and restricted cash are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and restricted cash and the variable rate that these financial instruments may adjust to in the future. A 10% decrease in interest rates for the quarter ended and six months ended June 30, 2000 would have resulted in a negative impact of approximately $84.0 thousand and $147.8 thousand, respectively on the Partnership's net income for that period.

The Partnership's long-term bonds have fixed interest rates. Changes in the current market rates for the bonds would not result in a change in interest expense due to the fixed coupon rate of the bonds.

Foreign Currency Exchange Rates

The Partnership's currency swap agreements hedge against future exchange rate fluctuations which could result in additional costs incurred under fuel transportation agreements which are denominated in a foreign currency. In the event a counterparty fails to meet the terms of the agreements, the Partnership's exposure is limited to the currency exchange rate differential. During the quarter and six months ended June 30, 2000, the currency exchange rate differential resulted in a negative impact of approximately $0.6 million and $1.2 million, respectively on the Partnership's net income.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER ITEMS

A written Consent of Directors in lieu of a meeting was executed on June 12, 2000 for both Selkirk Cogen Funding Corporation and JMC Selkirk, Inc. ("The Managing General Partner"). The following tables set forth the names and positions of newly appointed officers.

         Selkirk Cogen Funding Corporation:
         ---------------------------------

                  Name                               Position
                  ----                               --------

            Ernest K. Hauser*                  Senior Vice President


         The Managing General Partner:
         ----------------------------

                  Name                               Position
                  ----                               --------

            Ernest K. Hauser*                  Senior Vice President


* Ernest K. Hauser replaced Gary W. Weidinger.

         Ernest K. Hauser is Senior Vice President and Northeast Regional Business Manager, of PG&E Generating, an affiliate of the Partnership, and has been with PG&E Generating since 1989. Mr. Hauser is responsible for all PG&E Generating business activities in the Northeast. Prior to his present assignment, he was regional vice president for marketing, development and asset management. Prior to joining PG&E Generating, Mr. Hauser was project director for co-generation and alternative fuel technology projects at Coastal Power Production. He also worked for more than ten years as energy project manager and senior engineer for the Combustion Engineering family of companies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)          Exhibits

             Exhibit No.      Description
             -----------      -----------

               10.1 Amendment No. 5 to Credit Agreement, dated August 1, 2000, between the Partnership and Dresdner Bank AG, New York Branch

               10.4 Second Amended and Restated O&M Agreement dated July 18, 2000, between the Partnership and GE International Inc.

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

                                  SELKIRK COGEN PARTNERS, L.P.

                                  JMC SELKIRK, INC.
                                  General Partner

Date:  August 14, 2000            /s/ JOHN R. COOPER
                                  ------------------
                                  Name: John R. Cooper
                                  Title: Senior Vice President and
                                         Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SELKIRK COGEN FUNDING
                                             CORPORATION

Date:  August 14, 2000                      /s/  JOHN R. COOPER
                                            -------------------
                                            Name: John R. Cooper
                                            Title: Senior Vice President
                                                   Chief Financial Officer