Form 10-Q
period 2000-09-30
SELKIRK COGEN PARTNERS LP; SELKIRK COGEN FUNDING CORP
filed 2000-11-14
CIK 929540, 929518

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of November 13, 2000, there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets as of September 30,
            2000 and December 31, 1999...............................        3

            Condensed Consolidated Statements of Operations for the
            three and nine months ended September 30, 2000 and 1999..        4

            Condensed Consolidated Statements of Cash Flows for the
            three and nine months ended September 30, 2000 and 1999..        5

            Notes to Condensed Consolidated Financial Statements.....        6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

            Results of Operations....................................        8

            Liquidity and Capital Resources..........................       11

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk..............................................       13


                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.........................       15

SIGNATURES...........................................................       16

                                              SELKIRK COGEN PARTNERS, L.P.
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (in thousands)



                                                                                       (unaudited)
                                                                                      September 30,      December 31,
                                                                                          2000               1999
ASSETS                                                                                -------------      ------------
------
Current assets:
    Cash and cash equivalents..................................................       $    1,748         $    1,732
    Restricted funds.       ...................................................           28,372              5,516
    Accounts receivable, net...................................................           18,868             15,505
    Due from affiliates........................................................              934                427
    Fuel inventory and supplies................................................            6,771              6,831
    Other current assets.......................................................              452                195
                                                                                      ----------         ----------
          Total current assets.................................................           57,145             30,206

Plant and equipment, net.......................................................          288,379            297,034
Long-term restricted funds.....................................................           28,003             30,217
Deferred financing charges, net................................................            8,785              9,630
                                                                                      ----------         ----------
                 Total assets                                                         $  382,312         $  367,087
                                                                                      ==========         ==========

LIABILITIES AND PARTNERS' DEFICITS
----------------------------------

Current liabilities:
    Accounts payable............................................................      $      129         $    2,126
    Accrued bond interest payable...............................................           8,736                375
    Accrued expenses............................................................          14,906             11,389
    Due to affiliates...........................................................             673                469
    Current portion of long-term bonds..........................................          10,296              7,307
                                                                                      ----------         ----------
          Total current liabilities.............................................          34,740             21,666

Long-term liabilities:
    Deferred revenue............................................................           5,461              5,981
    Other long-term liabilities.................................................          10,770             16,446
    Long-term bonds, net of current portion.....................................         367,816            373,826
                                                                                      ----------         ----------
          Total liabilities.....................................................         418,787            417,919

Partners' deficits:
    General partners' deficits..................................................           (353)               (497)
    Limited partners' deficits..................................................        (36,122)            (50,335)
                                                                                      ----------         ----------
          Total partners' deficits..............................................        (36,475)            (50,832)
                                                                                      ----------         ----------
                            Total liabilities and partners' deficits                 $  382,312          $  367,087
                                                                                      ==========         ==========

See notes to condensed consolidated financial statements.

                                               SELKIRK COGEN PARTNERS, L.P.
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (in thousands)
                                                        (unaudited)

                                                           For the Three Months Ended         For the Nine Months Ended
                                                      ---------------------------------    ---------------------------------
                                                        September 30,     September 30,     September 30,    September 30,
                                                           2000              1999               2000              1999
                                                      --------------    --------------     --------------   ----------------
     Operating revenues:
       Electric and steam..........................   $    55,070        $   45,564         $  147,810        $   124,484
       Gas resale..................................         1,111               939              9,146              5,306
                                                      --------------    --------------     --------------   ----------------
            Total operating revenues...............        56,181            46,503            156,956            129,790
     Cost of revenues..............................        37,149            29,299            103,778             84,186
                                                      --------------    --------------     --------------   ----------------
     Gross profit..................................        19,032            17,204             53,178             45,604

     Other operating expenses:
       Administrative services, affiliates.........           409               563              1,762              1,321
       Other general and administrative............           552               323              1,594              1,205
       Amortization of deferred financing charges..           283               287                854                865
                                                      --------------    --------------     --------------   ----------------
            Total other operating expenses.........         1,244             1,173              4,210              3,391
                                                      --------------    --------------     --------------   ----------------

     Operating income..............................        17,788            16,031             48,968             42,213

     Interest (income) expense:
       Interest income.............................          (755)             (549)            (2,223)            (1,629)
       Interest expense                                     8,864             8,492             25,720             25,555
                                                      --------------    --------------     --------------   ----------------
            Total interest expense, net...........          8,109             7,943             23,497             23,926
                                                      --------------    --------------     --------------   ----------------

     Income before cumulative effect of a
       change in accounting principle..............   $     9,679        $    8,088         $   25,471      $      18,287
                                                      ==============    ==============     ==============    ===============

     Cumulative effect of a change in
       accounting principle........................           ---               ---              7,866                ---
                                                      --------------    --------------     --------------   ----------------

     Net income....................................   $     9,679        $    8,088           $ 33,337         $   18,287
                                                      ==============    ==============     ==============    ===============

     Net income allocation:
       General partners............................   $        97        $       81           $    334          $     183
       Limited partners............................         9,582             8,007             33,003             18,104
                                                      --------------    --------------     --------------   ----------------
            Total..................................   $     9,679         $   8,088           $ 33,337          $  18,287
                                                      ==============    ==============     ==============    ===============


See notes to condensed consolidated financial statements.

                                                 SELKIRK COGEN PARTNERS, L.P.
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (in thousands)
                                                          (unaudited)



                                                                For the Three Months Ended         For the Nine Months Ended
                                                             ----------------------------------  -------------------------------
                                                              September 30,     September 30,    September 30,   September 30,
                                                                  2000              1999             2000            1999
                                                             ---------------  -----------------  --------------- ---------------
Net cash provided by operating activities.............        $    23,279        $  20,387         $ 45,581     $   35,777

Cash flows from investing activities:
    Plant and equipment additions.....................                (72)             ---             (729)         (310)
    Plant and equipment disposals.....................                 15              ---               15           ---
                                                             ---------------  ----------------- --------------- ----------------

         Net cash used in investing activities........                (57)             ---             (714)         (310)

Cash flows from financing activities:
    Restricted funds..................................            (22,850)         (19,910)         (22,850)      (19,910)
    Distributions to partners.........................                ---             (970)         (18,980)      (14,204)
    Repayment of long-term debt.......................                ---              ---           (3,021)       (2,023)
                                                             ---------------  ----------------- --------------- ----------------
         Net cash used in financing activities........            (22,850)         (20,880)         (44,851)      (36,137)

Net increase (decrease) in cash and cash equivalents..                372             (493)              16          (670)
Cash and cash equivalents, beginning of period........              1,376            1,662            1,732        18,839
                                                             ---------------  ----------------- --------------- ----------------
Cash and cash equivalents, end of period..............       $      1,748      $     1,169       $    1,748     $   1,169
                                                             ===============  ================= =============== ================
Supplemental cash flow information:

    Cash paid for interest............................       $       ---               ---        $   16,859    $  17,067
                                                             ===============  ================= =============== ================



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

Note 2. Cumulative Effect of a Change in Accounting Principle

Effective January 1, 2000, the Partnership changed its method of accounting for major maintenance and overhaul costs. Beginning January 1, 2000, the cost of major maintenance and overhauls has been accounted for as incurred. Previously, the estimated cost of major maintenance and overhauls was accrued in advance in a systematic and rational manner over the period between major maintenance and overhauls. The change resulted in the Partnership recording income of approximately $7.9 million, reflecting the cumulative effect of the change in accounting principle. The effect on results of operations for the nine months ended September 30, 2000 was immaterial and the pro forma effect on results of operations for the nine months ended September 30, 1999 was immaterial.

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

In December of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and it will be effective during the fourth quarter of fiscal year 2001. Management continues to evaluate SAB 101 and it has not determined what impact, if any, will result from its adoption.

Note 4. Subsequent Event

On November 8, 2000, the Partnership signed a Consent to Field Audit Adjustment in settlement of a gas import tax audit conducted by the New York State Department of Taxation and Finance. The audit covered all gas import activity beginning March 1, 1992 through August 31, 2000. This audit resulted in a total assessment of approximately $1.5 million, comprised of approximately $1.0 million of additional tax liability and approximately $0.5 million of interest. As of September 30, 2000, the Partnership had accrued reserves totaling $1.5 million as an estimate of this contingent liability.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          ------------------------------------------------------------

Results of Operations
---------------------

Three and Nine Months Ended September 30, 2000 Compared to the Three and Nine Months Ended September 30, 1999
------------------------------------------------------------------------

Net income for the quarter ended September 30, 2000 was approximately $9.7 million as compared to approximately $8.1 million for the corresponding period in the prior year. The $1.6 million increase in net income is primarily due to higher electric revenues and lower operating and maintenance expenses. Net income for the nine months ended September 30, 2000 was approximately $33.3 million as compared to approximately $18.3 million for the corresponding period in the prior year. The $15.0 million increase in net income is primarily due to higher operating revenues, lower operating and maintenance expenses and the Partnership changing its method of accounting for major maintenance and overhaul costs.

Effective January 1, 2000, the Partnership changed its method of accounting for major maintenance and overhaul costs. Beginning January 1, 2000, the cost of major maintenance and overhauls has been accounted for as incurred. Previously, the estimated cost of major maintenance and overhauls was accrued in advance in a systematic and rational manner over the period between major maintenance and overhauls. The change resulted in the Partnership recording income of approximately $7.9 million, reflecting the cumulative effect of the change in accounting principle. The effect on results of operations for the quarter and nine months ended September 30, 2000 was a reduction of operating and
maintenance   expenses  of   approximately   $0.5  million  and  $1.4   million,
respectively.

Total operating revenues for the quarter ended and nine months ended September 30, 2000 were approximately $56.2 million and $157.0 million as compared to approximately $46.5 million and $129.8 million for the corresponding periods in the prior year.

Electric Revenues (dollars and kWh's in millions):
-------------------------------------------------

                                                     For the Three Months Ended
                                   September 30, 2000                     September 30, 1999
                          ------------------------------------     -------------------------------------
                          Dollars   kWh's   Capacity  Dispatch     Dollars   kWh's   Capacity   Dispatch
                          -------   -----   --------  --------     -------   -----   --------   --------
Unit 1                     16.6     153.3     86.89%    97.60%       12.4    144.4    84.19%     99.28%
Unit 2                     38.3     541.7     92.59%   100.00%       33.3    539.4    92.20%     96.65%


                                                  For the Nine Months Ended
                                     September 30, 2000                      September 30, 1999
                          ------------------------------------     -------------------------------------
                          Dollars   kWh's   Capacity  Dispatch     Dollars   kWh's   Capacity   Dispatch
                          -------   -----   --------  --------     -------   -----   --------   --------
Unit 1                     39.5     442.5     85.11%    94.22%      32.2     423.0     82.84%    96.64%
Unit 2                    106.5   1,404.2     80.58%    91.89%      91.9   1,402.5     80.78%    86.40%



Unit 1 revenues increased approximately $4.2 million and $7.3 million for the quarter and nine months ended September 30, 2000 as compared to the corresponding periods in the prior year. During the quarter and nine months ended September 30, 2000 revenues from Niagara Mohawk Power Corporation ("Niagara Mohawk") were approximately $13.8 million and $32.2 million, respectively, and revenues from PG&E Energy Trading - Power, L.P. ("PG&E Energy Trading") were approximately $2.8 million and $7.3 million, respectively. During the quarter and nine months ended September 30, 1999 revenues from Niagara Mohawk were approximately $9.3 million and $27.5 million, respectively, and revenues from PG&E Energy Trading were approximately $3.1 million and $4.7 million, respectively. The increase in Unit 1 revenues for the quarter and nine months ended September 30, 2000 was primarily due to higher market energy prices. During the nine months ended September 30, 2000 and 1999, with the exception of the month of April in each period, the Partnership received Monthly Contract Payments and delivered energy up to the monthly contract quantity to Niagara Mohawk ("Contract Energy"). During the nine months ended September 30, 2000, Contract Energy was sold at market prices established by the New York Independent System Operator whereas, during the corresponding period in the prior year, Contract Energy was sold at a proxy market price based upon Niagara Mohawk's tariff for power purchases from Qualifying Facilities. During the nine months ended September 30, 2000, with the exception of January, February and March, the Partnership sold all of the energy produced by Unit 1 in excess of the Contract Energy ("Unit 1 Excess Energy") to PG&E Energy Trading. During the months of January and March 2000 the Partnership sold the Unit 1 Excess Energy to both Niagara Mohawk and PG&E Energy Trading and during the month of February 2000 the Partnership sold all of the Unit 1 Excess Energy to Niagara Mohawk. During the month of January 1999 the Partnership sold all of the Unit 1 Excess Energy to Niagara Mohawk. During the months of February, March, June and September 1999 the Partnership sold all of the Unit 1 Excess Energy to PG&E Energy Trading. During the months of April, May, July and August 1999 the Partnership sold Unit 1 Excess Energy to both Niagara Mohawk and PG&E Energy Trading. Unit 1 Excess Energy delivered to Niagara Mohawk and PG&E Energy Trading was sold at negotiated market prices. Amortized deferred revenues of approximately $0.5 million are also included in revenues from Niagara Mohawk for each of the nine months ended September 30, 2000 and 1999.

Unit 2 revenues increased approximately $5.0 million and $14.6 million for the quarter and nine months ended September 30, 2000 as compared to the corresponding periods in the prior year. During the quarter and nine months ended September 30, 2000 all of the Unit 2 revenues were from Consolidated Edison Company of New York, Inc. ("Con Edison"). During the quarter and nine months ended September 30, 1999, revenues from Con Edison were $33.3 million and $91.6 million, respectively, and revenues from PG&E Energy Trading were approximately $0.0 million and $0.3 million, respectively. The increase in Unit 2 revenues for the quarter and nine months ended September 30, 2000 was primarily due to the increase in the Con Edison contract price for delivered energy resulting from higher index fuel prices. During the nine months ended September 30, 1999, revenues from PG&E Energy Trading resulted from the sale of other energy-related products.

Steam revenues for the quarter and nine months ended September 30, 2000 of approximately $0.2 million and $1.8 million were reduced by a reserve of approximately $1.3 thousand and $47.6 thousand, respectively. Steam revenues for the quarter and nine months ended September 30, 1999 of approximately $0.0 million and $0.6 million were reduced by a reserve of approximately $0.1 million and $0.2 million to reflect the estimated annual true-up. The reserves were recorded to reflect the estimated annual true-up so that General Electric would be charged a nominal amount which is the annual equivalent of 160,000 lbs/hr. Delivered steam for the quarter and nine months ended September 30, 2000 was approximately 382.8 million pounds and 1,343.1 million pounds as compared to approximately 313.6 million pounds and 1,126.8 million pounds for the corresponding periods in the prior year. The increase in steam revenues for the quarter and nine months ended September 30, 2000 was primarily due to the increase in the General Electric contract price for delivered steam resulting from higher index fuel prices.

Gas resale revenues for the quarter ended September 30, 2000 were approximately $1.1 million on sales of approximately 0.2 million MMBtu's as compared to approximately $0.9 million on sales of approximately 0.3 million MMBtu's for the corresponding period in the prior year. Gas resale revenues for the nine months ended September 30, 2000 were approximately $9.1 million on sales of approximately 2.4 million MMBtu's as compared to approximately $5.3 million on sales of approximately 2.3 million MMBtu's for the corresponding period in the prior year. The increase in gas resale revenues for the quarter and nine months ended September 30, 2000 was primarily due to higher natural gas resale prices. The increase in natural gas resale prices during the nine months ended September 30, 2000 generally resulted from higher market pricing for both gas and oil as well as increased demand for electric generation. Gas resales occurred during periods when Units 1 and 2 were not operating at full capacity.

Cost of revenues for the quarter ended September 30, 2000 were approximately $37.1 million on gas purchases of approximately 7.1 million MMBtu's as compared to $29.3 million on gas purchases of approximately the same number of units for the corresponding period in the prior year. Cost of revenues for the nine months ended September 30, 2000 were approximately $103.8 million on gas purchases of approximately 21.3 million MMBtu's as compared to $84.2 million on gas purchases of approximately 21.0 million MMBtu's for the corresponding period in the prior year. The largest component of the increase for the quarter and nine months ended September 30, 2000 was fuel costs, which increased approximately $8.2 million and $21.5 million from the corresponding periods in the prior year, respectively. The increase in the cost of fuel was primarily due to the higher price of gas under the firm fuel supply agreements, higher demand costs under the firm fuel transportation agreements and the recording of a reserve in the amount of approximately $1.0 million during the quarter to recognize the tax associated with the settlement of a gas import tax audit (see Note 4 to the unaudited financial statements). The increase in fuel costs was partially offset by lower operating and maintenance expenses. The decrease in operating and maintenance expenses was primarily due to differences in the scheduling of planned maintenance and the elimination of the accrual for major maintenance and overhaul costs. The

Partnership has foreign currency swap agreements to hedge against future exchange rate fluctuations under fuel transportation agreements which are denominated in Canadian dollars. During the nine months ended September 30, 2000 and 1999, fuel costs were increased by approximately $1.8 million as a result of the currency swap agreements.

Total other operating expenses for the quarter and nine months ended September 30, 2000 were approximately $1.2 million and $4.2 million as compared to approximately $1.2 million and $3.4 million for the corresponding periods in the prior year. The increase in other operating expenses for the nine months ended September 30, 2000 was primarily due to higher affiliate administrative services and higher other general and administrative expenses. Additionally, affiliate administrative services during the quarter ended March 31, 1999, were reduced by the write-off of a reserve of approximately $0.2 million for amounts no longer claimed by an affiliate.

Net interest expense for the quarter and nine months ended September 30, 2000 was approximately $8.1 million and $23.5 million as compared to approximately $7.9 million and $23.9 million for the corresponding periods in the prior year. The increase in net interest expense for the quarter ended September 30, 2000 was due to the recording of a reserve in the amount of approximately $0.5 million to recognize the interest associated with the settlement of a gas import tax audit (see Note 4 to unaudited financial statements). The decrease in net interest expense for the nine months ended September 30, 2000 was due to higher interest income partially offset by higher interest expense associated with the settlement of a gas import tax audit (see Note 4 to the unaudited financial statements).

Liquidity and Capital Resources

Net cash provided by operating activities for the quarter ended September 30, 2000 was approximately $23.3 million as compared to approximately $20.4 million for the corresponding period in the prior year. Net cash flows provided by operating activities for the nine months ended September 30, 2000 was approximately $45.6 million as compared to approximately $35.8 million for the corresponding period in the prior year. Net cash provided by operating activities primarily represents net income plus the net effect of recurring changes in cash receipts and disbursements within the Partnership's operating assets and liability accounts.

Net cash used in investing activities for the quarter ended September 30, 2000 was approximately $57.0 thousand as compared to approximately $0.0 thousand for the corresponding period in the prior year. Net cash used in investing activities for the nine months ended September 30, 2000 was approximately $714.0 thousand as compared to approximately $310.0 thousand for the corresponding period in the prior year. Net cash used in investing activities primarily represents additions to plant and equipment.

Net cash used in financing activities for the quarter ended September 30, 2000 was approximately $22.9 million as compared to approximately $20.9 million for the corresponding period in the prior year. Net cash used in financing activities for the nine months ended September 30, 2000 was approximately $44.9 million as compared to approximately $36.1 million for the corresponding period in the prior year. The increase in net cash used in financing activities for the quarter and nine months ended September 30, 2000 was primarily due to more cash becoming available to deposit into restricted funds, more cash becoming available to distribute to the Partners and the increase in the semi-annual payment of principal on long-term debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect its future results of operations and financial condition. The Partnership manages its exposure to these risks through its regular operating and financing activities.

Interest Rates
--------------

The Partnership's cash and restricted cash are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and restricted cash and the variable rate that these financial instruments may adjust to in the future. A 10% decrease in interest rates for the quarter and nine months ended September 30, 2000 would have resulted in a negative impact of approximately $75.5 thousand and $222.3 thousand, respectively on the Partnership's net income for that period.

The Partnership's long-term bonds have fixed interest rates. Changes in the current market rates for the bonds would not result in a change in interest expense due to the fixed coupon rate of the bonds.

Foreign Currency Exchange Rates
-------------------------------

The Partnership's currency swap agreements hedge against future exchange rate fluctuations which could result in additional costs incurred under fuel transportation agreements which are denominated in a foreign currency. In the event a counterparty fails to meet the terms of the agreements, the Partnership's exposure is limited to the currency exchange rate differential. During the quarter and nine months ended September 30, 2000, the currency exchange rate differential resulted in a negative impact of approximately $0.6 million and $1.8 million, respectively on the Partnership's net income.

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

                                           SELKIRK COGEN PARTNERS, L.P.

                                           JMC SELKIRK, INC.
                                           General Partner

Date:  November 14, 2000                   /s/ JOHN R. COOPER
                                           ----------------------------
                                           Name:    John R. Cooper
                                           Title:   Senior Vice President and
                                                    Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SELKIRK COGEN FUNDING
                                           CORPORATION

Date:  November 14, 2000                   /s/  JOHN R. COOPER
                                           ---------------------------------
                                           Name:    John R. Cooper
                                           Title:   Senior Vice President and
                                                    and Chief Financial Officer