Form 10-K
period 2000-12-31
SELKIRK COGEN PARTNERS LP; SELKIRK COGEN FUNDING CORP
filed 2001-03-30
CIK 929540, 929518

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES  EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

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

                                      None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         As of March 29, 2001, there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

================================================================================

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.  Business.....................................................     1
Item 2.  Properties...................................................    14
Item 3.  Legal Proceedings............................................    14
Item 4.  Submission of Matters to a Vote of Security Holders..........    16

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters........................................    17
Item 6.  Selected Financial Data......................................    17
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................    19
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ..    30
Item 8.  Financial Statements and Supplementary Data..................    31
Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.........................    31

                                    PART III

Item 10. Directors and Executive Officers of the Funding Corporation
           and the Managing General Partner..........................     32
Item 11. Executive and Board Compensation and Benefits...............     34
Item 12. Security Ownership of Certain Beneficial Owners and
           Management................................................     34
Item 13. Certain Relationships and Related Transactions..............     35

                                     PART IV

Item 14. Financial Statements, Exhibits and Reports on Form 8-K.......    36

Signatures............................................................    50

                                     PART I

ITEM 1. BUSINESS

General

         Selkirk Cogen Partners, L.P. (the "Partnership") is a Delaware limited partnership that owns a natural gas-fired cogeneration facility in the Town of Bethlehem, County of Albany, New York (together with associated materials, ancillary structures and related contractual and property interests, the "Facility"). The Partnership was formed in 1989, and its sole business is the ownership, operation and maintenance of the Facility. The Partnership has long-term contracts for the sale of electric capacity and energy produced by the Facility with Niagara Mohawk Power Corporation ("Niagara Mohawk") and Consolidated Edison Company of New York, Inc. ("Con Edison") and steam produced by the Facility with GE Plastics, a core business of General Electric Company ("General Electric"). The Partnership operates as a single business segment.

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

The Partnership

         The managing general partner of the Partnership is JMC Selkirk, Inc. ("JMC Selkirk" or the "Managing General Partner"). The other general partner of the Partnership (together with JMC Selkirk, the "General Partners") is RCM
Selkirk GP, Inc. ("RCM Selkirk GP", formerly Cogen Technologies Selkirk GP, Inc.). The limited partners of the Partnership (the "Limited Partners," and together with the General Partners, the "Partners") are JMC Selkirk, PentaGen Investors, L.P. ("Investors", formerly JMCS I Investors, L.P.), Aquila Selkirk, Inc. ("Aquila Selkirk", formerly EI Selkirk, Inc.) and RCM Selkirk, LP, Inc. ("RCM Selkirk LP", formerly Cogen Technologies Selkirk LP, Inc.).

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

         JMC Selkirk is an indirect, wholly-owned subsidiary of Beale Generating Company ("Beale", formerly J. Makowski Company, Inc. ("JMCI")) which is jointly owned by Cogentrix Eastern America, Inc. ("Cogentrix") and PG&E Generating Power Group, LLC ("PG&EGen Power"). Cogentrix is a subsidiary of Cogentrix Energy, Inc. PG&EGen Power is a direct, wholly-owned subsidiary of PG&E Generating
Company, LLC ("PG&EGen Company"), an indirect, wholly-owned subsidiary of PG&E National Energy Group, Inc. ("NEG"). NEG is an indirect, wholly-owned subsidiary of PG&E Corporation.

         JMCS I Management is a direct, wholly-owned subsidiary of PG&E Generating Services, LLC, a direct, wholly-owned subsidiary of PG&EGen Company, an indirect, wholly-owned subsidiary of PG&E Corporation.

         Investors is a Delaware limited partnership consisting of JMCS I Holdings, Inc., JMC Selkirk (each an affiliate of Beale), and TPC Generating, Inc.

         RCM Selkirk GP and RCM Selkirk LP are each affiliates of RCM Holdings, Inc. ("RCM", formerly Cogen Technologies, Inc.).

         Aquila Selkirk is a wholly-owned subsidiary of Aquila East Coast Generation, Inc. ("Aquila ECG", formerly GPU International, Inc.) which is a wholly-owned subsidiary of MEP Investments, LLC ("MEP"). MEP is an indirect wholly-owned subsidiary of Aquila, Inc.("Aquila").

         Because the California energy markets situation has caused financial difficulties for Pacific Gas and Electric Company, a wholly-owned subsidiary of PG&E Corporation, PG&E Corporation's credit ratings were downgraded to below investment grade in January 2001, which caused PG&E Corporation to default on outstanding commercial paper and bank borrowings. In January 2001, certain corporate actions were taken to insulate the assets of NEG and its direct and indirect subsidiaries from an effort to substantively consolidate those assets in any insolvency or bankruptcy proceeding of PG&E Corporation. In March 2001, PG&E Corporation refinanced all of its outstanding commercial paper and bank borrowings, and Standard & Poors subsequently removed its below investment grade credit rating since PG&E Corporation no longer had rated securities outstanding. Management believes that the NEG and its direct and indirect subsidiaries as described above, including JMC Selkirk, would not be substantively consolidated with PG&E Corporation in any insolvency or bankruptcy proceeding involving PG&E Corporation.

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

         The Bonds, the Partnership Loans and the Guarantee are not guaranteed by, or otherwise obligations of, the Partners, Beale, TPC Generating, Inc., PG&E Corporation, Cogentrix Energy, Inc., RCM, Aquila, or any of their respective affiliates, other than the Funding Corporation and the Partnership. The obligations of the Partnership under the Partnership Loans and the Guarantee are secured by, among other things, a pledge by the General Partners of their respective general partnership interests in the Partnership and pledges by the shareholders of JMC Selkirk and RCM Selkirk GP of the outstanding capital stock of each such General Partner.

The Facility and Certain Project Contracts

The Facility

         The Facility is located on an approximately 15.7 acre site leased from General Electric adjacent to General Electric's plastic manufacturing plant (the "GE Plant") in the Town of Bethlehem, County of Albany, New York (the "Facility Site"). The Facility is a natural gas-fired cogeneration facility which has a total electric generating capacity in excess of 345 megawatts ("MW") with a maximum average steam output of 400,000 pounds per hour ("lbs/hr"). The Facility consists of one unit ("Unit 1") with an electric generating capacity of approximately 79.9 MW and a second unit ("Unit 2") with an electric generating capacity of approximately 265 MW. The Public Utilities Regulatory Policies Act of 1978, as amended ("PURPA") defines a cogeneration facility as a facility which produces electric energy and forms of useful thermal energy (such as heat or steam), used for industrial, commercial, heating or cooling purposes, through the sequential use of one or more energy inputs. In the case of the Facility, the Facility uses natural gas as its primary fuel input to produce electric energy for sale to Niagara Mohawk, Con Edison, PG&E Energy Trading - Power, L.P. ("PG&E Energy Trading") and the New York Independent System Operator ("ISO") and to produce useful thermal energy in the form of steam for sale to General Electric for industrial purposes. The Facility is a "topping-cycle cogeneration facility," which means that when the Facility is operated in a combined-cycle mode, it uses natural gas or fuel oil to produce electricity, and the reject heat from power production is then used to provide steam to General Electric. Unit 1 and Unit 2 have been designed to operate independently for electrical generation, while thermally integrated for steam generation, thereby optimizing efficiencies in the combined performance of the Facility. A properly designed and constructed cogeneration facility is able to convert the energy contained in the input fuel source to useful energy outputs more efficiently than typical utility plants. The Facility has been certified as a qualifying facility ("Qualifying Facility") in accordance with PURPA and the regulations promulgated thereunder by the Federal Energy Regulatory Commission ("FERC").

Niagara Mohawk

         The Partnership has a long term contract with Niagara Mohawk for the sale of electric capacity and energy produced by Unit 1 to Niagara Mohawk. For the year ended December 31, 2000, 1999 and 1998, electric sales to Niagara Mohawk accounted for approximately 18.7%, 19.5% and 19.7%, respectively, of total project revenues.

         Unit 1 commenced commercial operation on April 17, 1992 and through June 30, 1998 sold at least 79.9 MW of electric capacity and associated energy to Niagara Mohawk under the original long-term contract that allowed Niagara Mohawk to schedule Unit 1 for dispatch on an economic basis (the "Original Niagara Mohawk Power Purchase Agreement"). The term of the Original Niagara Mohawk Power Purchase Agreement was 20 years from the date of initial commercial operation of Unit 1. On August 31, 1998 the Partnership and Niagara Mohawk executed an Amended and Restated Power Purchase Agreement dated as of July 1, 1998 (the "Amended and Restated Niagara Mohawk Power Purchase Agreement"). The term of the Amended and Restated Niagara Mohawk Power Purchase Agreement is ten years from July 1, 1998 (with the exception of certain transitional call and put rights which were held by Niagara Mohawk and the Partnership (the "Transitional Rights") and terminated on October 31, 2000, with respect to energy and capacity sales).

         In conjunction with the Amended and Restated Niagara Mohawk Power Purchase Agreement, the Partnership and Niagara Mohawk also completed other transactions pursuant to a Master Restructuring Agreement (as amended on March 31, 1998, April 21, 1998, May 7, 1998 and June 2, 1998, the "MRA") dated July 9,
1997 among Niagara Mohawk, the Partnership and certain other non-utility power generators selling electricity to Niagara

Mohawk (the "Settling IPP's"). The closing of the transactions provided under the MRA for the Settling IPP's (other than the Partnership) occurred on June 30, 1998 (the "Other Settling IPP Closing"). At the Other Settling IPP Closing, the Partnership made $2.2 million in payments related to the agreed allocation among the Settling IPP's of certain costs and benefits. The closing of the MRA transactions between the Partnership and Niagara Mohawk occurred on August 31, 1998. At that time, the Amended and Restated Niagara Mohawk Power Purchase Agreement became effective and Niagara Mohawk made cash payments, representing the Partnership's net share of the agreed allocation among IPP's for certain adjustments, into the Partnership's Project Revenue Fund maintained at Bankers Trust Company, as Depositary Agent under the May 1, 1994 Deposit and Disbursement Agreement. These payments together with subsequent adjustment payments made by Niagara Mohawk to the Partnership totaled $10.5 million.

         The Amended and Restated Niagara Mohawk Power Purchase Agreement provides for a monthly contract payment ("Monthly Contract Payment") which is comprised of four indexed pricing components: (i) a capacity payment, (ii) an energy payment, (iii) a transportation payment, and (iv) an operation and maintenance payment. The capacity payment, transportation payment, operation and maintenance payment and a fixed portion of the energy payment are payable whether or not the Partnership sells energy or capacity to Niagara Mohawk. The variable portion of the energy payment varies with the quantities of energy and capacity actually sold to Niagara Mohawk pursuant to the Transitional Rights or exercise by Niagara Mohawk of its right of first refusal described below. Niagara Mohawk will be obligated to pay the Partnership the Monthly Contract Payment to the extent such number is positive, and, the Partnership will be obligated to pay Niagara Mohawk the Monthly Contract Payment to the extent such number is negative. Since the capacity payment and the fixed portion of the energy payment are offset by actual market prices, during periods in which the market energy price or market capacity price is high, the sum of these payments could result in a negative number. In such event the Partnership would be obligated to make payments to Niagara Mohawk. Under the Amended and Restated Niagara Mohawk Power Purchase Agreement, the Partnership at all times retains the right to sell Unit 1 energy and associated capacity at the prevailing market price (assuming the plant is available for generation). The Partnership would expect net revenues from such sales to mitigate the impact of any payments it might be required to make to Niagara Mohawk during periods in which actual market prices are high.

         During the period from July 1, 1998 through November 18, 1999, the initial market pricing for energy was a proxy market price based on Niagara Mohawk's tariff for power purchases from Qualifying Facilities. On November 18, 1999, the ISO commenced operations for each of eleven regions and at each generator interconnection within New York State. The ISO establishes a marketplace whereby market prices will be determined based on daily bids for quantity and price of energy as put by each willing supplier and will establish the price at which each generator will be paid for energy supplied to the region.

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

         The annual contract volumes and notional contract quantities which are used to calculate the fixed portions of the Monthly Contract Payment and establish the maximum quantities of energy and capacity, which are subject to Niagara Mohawk's right of first refusal, are set forth below.


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

Con Edison

         Unit 2 commenced commercial operation on September 1, 1994 and is selling 265 MW of electric capacity and associated energy to Con Edison under a long-term contract that allows Con Edison to schedule Unit 2 for dispatch on an economic basis (the "Con Edison Power Purchase Agreement," and together with the Amended and Restated Niagara Mohawk Power Purchase Agreement, the "Power Purchase Agreements"). The Con Edison Power

Purchase Agreement has a term of 20 years from the date of commencement of commercial operation of Unit 2, subject to a 10-year extension under certain conditions. The Con Edison Power Purchase Agreement provides for four payment components: (i) a capacity payment, (ii) a fuel payment, (iii) an Operations and Maintenance ("O&M") payment and (iv) a wheeling payment. The capacity payment, a portion of the fuel payment, a portion of the O&M payment, and the wheeling payment are fixed charges to be paid on the basis of plant availability to operate whether or not Unit 2 is dispatched on-line. The variable portions of the fuel payment and O&M payment are payable based on the amount of electricity produced by Unit 2 and delivered to Con Edison. The total fixed and variable fuel payment is capped at a ceiling price established (and is subject to adjustment) in accordance with the Con Edison Power Purchase Agreement, and includes a component, which is equal to one-half of the amount by which Unit 2's actual fixed and variable fuel commodity and transportation costs differs from the ceiling price. For the year ended December 31, 2000, 1999 and 1998 electric sales to Con Edison accounted for approximately 61.5%, 68.1% and 71.1%, respectively, of total project revenues.

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

PG&E Energy Trading

         To sell the excess capacity and energy generated from Units 1 and 2 and other energy-related products, the Partnership entered into an enabling agreement (the "Enabling Agreement") with PG&E Energy Trading, an affiliate of JMC Selkirk. The Enabling Agreement became effective on May 31, 1996, for a term of one year, and may be extended by mutual agreement of the Partnership and PG&E Energy Trading. The Enabling Agreement has previously been extended through May 31, 2001 and the Partnership intends to renew the Enabling Agreement through May 2002. Under the Enabling Agreement, the Partnership has the ability to enter into certain transactions for the purchase and sale of electric capacity, electric energy and other services at negotiated market prices. For each transaction, a transaction letter is executed establishing the following terms and conditions: (i) the period of delivery; (ii) the contract price; (iii) the delivery points; and (iv) the contract quantity. For the year ended December 31, 2000, 1999 and 1998, sales to PG&E Energy Trading accounted for approximately 6.4%, 3.3% and 1.2%, respectively, of total project revenues.

New York Independent System Operator

         The ISO commenced operation on November 18, 1999 and took formal control of the New York wholesale electric power system on December 1, 1999. The ISO administers markets in energy, installed capacity and ancillary services for the New York control area and operates the bulk power transmission system in New York. Energy transactions in New York may involve sales and purchases to and from the ISO in the ISO-administered markets, or bilateral transactions between participants in the New York wholesale market. PG&E Energy Trading and the Partnership are active participants in these markets. For the year ended December 31, 2000 sales to the ISO accounted for approximately 0.1% of total project revenues.

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

         Pursuant to the Steam Sales Agreement, General Electric may implement productivity or energy efficiency projects in its manufacturing processes, including projects involving the production of steam within the GE Plant commencing in 1996. General Electric implemented an energy efficiency project in 1997 that reduced the quantity of steam required by the GE Plant. Under the energy efficiency project, General Electric anticipates managing its annual average steam demand at 160,000 lbs/hr. If General Electric is able to manage its annual average steam demand at 160,000 lbs/hr then the Partnership's steam revenues would be reduced to the nominal amount General Electric is charged for the annual equivalent of 160,000 lbs/hr. The energy efficiency project does not relieve General Electric of its contractual obligation to purchase the minimum thermal output necessary for the Facility to maintain its status as a Qualifying Facility. For the year ended December 31, 2000, 1999 and 1998, sales to General Electric accounted for approximately 1.1%, 0.5% and 0.0%, respectively, of total project revenues.

Unit 1 Gas Supply and Transportation

         To supply natural gas needed to operate Unit 1, the Partnership entered into a gas supply agreement with Paramount Resources Ltd. ("Paramount") on a firm 365-day per year basis for a 15-year term beginning November 1, 1992 (the "Original Paramount Contract"). On May 6, 1998, the Partnership and Paramount executed a Second Amended and Restated Gas Purchase Contract (the "Amended Paramount Contract") in conjunction with consummation of the transactions pursuant to the MRA. Under the Amended Paramount Contract, the 15-year term remains unchanged, and the maximum daily quantity of natural gas which the Partnership is entitled to purchase is 16,400 Mcf. The Amended Paramount Contract requires Paramount to maintain a level of recoverable reserves and deliverability from its dedicated reserves through the term of the Amended Paramount Contract. Paramount must demonstrate that it meets the recoverable reserves and deliverability requirements in an annual report to the Partnership.

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

Fuel Management

         The Partnership, through the Project Management Firm, manages the Facility's fuel arrangements. The Partnership attempts to direct the supply and transportation of natural gas to Unit 1 and Unit 2 under its long-term gas supply and transportation contracts so as to have sufficient quantities of natural gas available at the Facility to meet its scheduled operation. In addition, the Partnership endeavors to take advantage of market opportunities, as available, to resell its long-term, firm natural gas volumes at favorable prices relative to their costs and relative to the cost of substitute fuels. These opportunities include "gas resales", "gas optimizations" and "peak shaving arrangements". Gas resales are sales of excess natural gas supplies when Unit 1 or Unit 2 is dispatched off-line or at less than full capacity. Gas optimizations are opportunities whereby the Partnership is able to optimize the long-term gas supply and transportation contracts and lower the cost of natural gas delivered to the Facility by purchasing and/or selling natural gas at favorable prices along the transportation route. Peak shaving are arrangements whereby the Partnership grants to local distribution companies or other purchasers a call on a specified portion of the Partnership's firm natural gas supply for a specified number of days during the winter season. At such times as the purchaser calls upon the Partnership's firm natural gas supply under a peak shaving arrangement, the Partnership intends to operate on No. 2 fuel oil or, if available, interruptible natural gas supplies. Typically, the Partnership's liability for failure to deliver natural gas when called for under a peak shaving agreement is to reimburse the purchaser for its prudently incurred incremental costs of finding a replacement supply of natural gas. The Partnership attempts to schedule firm gas transportation services to meet its requirements to fuel Unit 1 and Unit 2 and to meet its gas resales, gas optimizations and peak shaving sales commitments without incurring penalties for taking natural gas above or below amounts nominated for delivery from the gas transporters. The Partnership supplements its contracted firm transportation to the extent necessary to make gas resales, gas optimizations and peak shaving sales by entering into agreements for interruptible transportation service. In managing Unit 2's fuel arrangements, the Partnership, through the Project Management Firm, intends to take into account that the Partnership must purchase a minimum annual quantity of natural gas under the Unit 2 Gas Supply Contracts, subject to true-up procedures, to avoid reduction of the maximum daily contract quantity under such agreements. For the year ended December 31, 2000, 1999 and 1998, fuel revenues accounted for approximately 12.2%, 8.6% and 8.0% , respectively, of total project revenues.

         Unit 1 and Unit 2 have the capability to operate on No. 2 fuel oil and are able to switch fuel sources from natural gas to fuel oil, and back, without interrupting the generation of electricity. The Partnership's air permit allows the Facility to burn oil for a maximum of 2,190 hours per year (91.25 days per year) at full capacity. The Partnership currently has on-site storage for approximately 910 thousand gallons of fuel oil, a supply sufficient to run all three gas turbines constituting the Facility for approximately one and a half days at full capacity without refilling. The Partnership purchases fuel oil on a spot basis. The Facility Site is approximately five miles from the Port of Albany, New York, a major oil terminal area. In addition, several major oil companies supply No. 2 fuel oil in the Albany area through leased storage or throughput arrangements. Fuel oil is transported to the Facility by truck.

Customers/Competition

         Niagara Mohawk is an investor-owned utility engaged in the purchase, transmission and distribution of electrical energy and natural gas to customers in upstate New York.

         Con Edison is an investor-owned utility engaged in the purchase and/or production, transmission and distribution of electrical energy and natural gas to New York City (except portions of Queens) and most of Westchester County, New York.

         PG&E Energy  Trading,  an affiliate of JMC Selkirk,  is a  wholly-owned indirect subsidiary of PG&E Corporation, engaged in selling energy and energy-related products to power marketers, industrials, utilities and municipalities. PG&E Energy Trading trades with United States and Canadian counterparties.

          The ISO is a not-for-profit organization engaged in facilitating fair and open competition in the wholesale power market and creates an electricity commodity market in which power is purchased and sold on the basis of competitive bidding.

         GE Plastics, a core business of General Electric, manufactures high-performance engineered plastics used in applications such as automobiles, housings for computers and other business equipment. GE Plastics sells worldwide to a diverse customer base consisting mainly of manufacturers.

         The demand for power in the United States traditionally has been met by utility construction of large-scale electric generation projects under rate-base regulation. PURPA removed certain regulatory constraints relating to the production and sale of electric energy by eligible non-utilities and required electric utilities to buy electricity from various types of non-utility power producers under certain conditions, thereby encouraging companies other than electric utilities to enter the electric power production market. Concurrently, there has been a decline in the construction of large generating plants by electric utilities. In addition to independent power producers, subsidiaries of fuel supply companies, engineering companies, equipment manufacturers and other industrial companies, as well as subsidiaries of regulated utilities, have entered the non-utility power market. The Partnership has a long-term agreement to sell electric generating capacity and energy from the Facility to Con Edison. The Partnership has also executed an Amended and Restated Power Purchase Agreement with Niagara Mohawk, which now provides a hedge on energy costs to Niagara Mohawk while also providing for recovery of capacity and other fixed payments over a term of ten years. Therefore, the Partnership does not expect competitive forces to have a significant effect on this portion of its business. Nevertheless, the Facility will typically be scheduled on an economic basis, which takes into account the variable cost of electricity to be delivered by the Unit compared to the variable cost of electricity available to the purchaser from other sources. Accordingly, competitive forces may have some effect on the Facility's dispatch levels. The Partnership cannot, at this time, determine what long-term effect, if any, the impact of such competitive sales will have on the Partnership's financial condition or results of operation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Facility's dispatch levels.

Seasonality

         The Partnership's reliance on its power purchasers' customer and market demand results in the Facility's dispatch being somewhat affected by seasonality. Niagara Mohawk's residential customer demand peaks during the colder winter months due to customer reliance on electric heat, and Con Edison's commercial customer demand peaks during the warmer summer months due to customer reliance on air conditioning in office buildings. In addition, the gas resale market is also somewhat seasonal in nature, with the cold winter months tending to drive up the price of natural gas.

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

         General Electric through its O&M Services component (the "Operator") provides operation and maintenance services for the Facility pursuant to a Second Amended and Restated Operation and Maintenance Agreement between the Partnership and General Electric (the "O&M Agreement"). The Operator has substantial experience in operating and maintaining generating facilities using combustion turbine and combined cycle technology and provides 30 employees to operate the Facility.

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

Electric Transmission Proceedings

         In 1999, Niagara Mohawk and other New York transmission owning companies (the "Member Systems") initiated a proceeding at the FERC to amend the transmission agreements of a number of New York independent power producers, including the Partnership. The proposed amendments were intended to reconcile the rates, terms and conditions of certain existing transmission agreements with the restructured ISO-administered markets. The Partnership intervened in the Member Systems' proceeding at the FERC to protest Niagara Mohawk's proposed amendments to the transmission services agreement for Unit 2 (the "Transmission Services Agreement'). The Partnership's protest was settled by the parties in two stipulations which were approved by the FERC on August 1, 2000 and October 26, 2000, respectively. Among other things, it was agreed in the settlement among the ISO, the Partnership and the other parties to the proceeding, that the Partnership would be deemed to comply with the energy balancing provisions of the ISO tariffs for power sales to parties other than the ISO, provided that any imbalance would be the responsibility of the power purchasers for the purposes of the ISO tariffs. The Partnership and the other parties to this proceeding also agreed to changes in the terms and operation of the ISO's tariffs, as they affect the Transmission Service Agreement, and agreed that the tariffs would otherwise apply to the Partnership and the Transmission Service Agreement to the extent consistent with the existing provisions of the agreement, as amended.

         A key issue in the Member Systems' proceeding involved whether compliance with the energy balancing provisions of the ISO's tariffs, as required under the proposed amendments to the existing Transmission Service Agreement, would undermine the Partnership's status as a Qualifying Facility. On March 9, 2000, the FERC responded to a certified question concerning this issue submitted by certain parties in the negative, thus preserving the Partnership's ability to make sales to the ISO without losing its status as a Qualifying Facility.

         As part of the settlement of the Member Systems' proceeding, the ISO agreed to file a tariff amendment exempting the Partnership and other similarly situated generators from regulation penalties, provided market participants supported the exemption. While the ISO has not filed such a tariff amendment nor charged the Partnership for regulation penalties, the ISO announced in March 2001 a decision to exempt Qualifying Facilities and certain other generators from the regulation provisions.

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

ITEM 6.  SELECTED FINANCIAL DATA

          Unit 1 and Unit 2 began commercial operations on April 17, 1992 and September 1, 1994, respectively. The selected financial data set forth below should be read in conjunction with the financial statements, related notes and other financial information included elsewhere herein. Certain reclassifications have been made to the selected financial data and supplementary financial information set forth below to reflect new accounting pronouncements as discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                     Year Ended December 31,
                                    2000         1999        1998        1997       1996
                                    ----         ----        ----        ----       ----
                                                         (in thousands)
Statement of Operations
   Data:

  Operating revenues                $234,377   $177,468    $172,739    $184,111    $182,971
  Cost of revenues                   163,389    117,331     119,240     133,833     128,276
  Other operating expenses             5,541      4,553       5,130       6,584       6,669
  Operating income                    65,447     55,584      48,369      43,694      48,026
  Net interest expense                30,899     31,687      32,048      32,234      32,844
                                  ----------    ---------  ---------  ----------  ---------
  Income before cumulative
    effect of a change in
    accounting principle              34,548     23,897      16,321      11,460      15,182
  Cumulative effect of a change
    in accounting principle            7,866       ---         ---         ---         ---
                                       -----     ------      ------       ------     ------
  Net income                        $ 42,414   $ 23,897    $ 16,321    $ 11,460    $ 15,182
                                    ========   ========    ========    ========    ========


                                                       December 31,
                                   ------------------------------------------------------------
                                   2000        1999        1998        1997        1996
                                   ----        ----        ----        ----        ----
                                                     (in thousands)
Balance Sheet Data:

  Plant and equipment, net       $285,324    $297,034    $308,999    $321,537    $334,229
  Total assets                    358,942     367,087     373,877     385,874     401,454
  Long-term bonds,
     net of current portion       362,764     373,826     381,133     385,955     389,253
  Partners' deficits              (49,646)    (50,832)    (46,810)    (32,282)    (18,810)


Supplementary Financial Information

         The following is a summary of the quarterly results of operations for the years ended December 31, 1998, December 31, 1999 and December 31, 2000.


                                                               Three Months Ended (unaudited)
                                    ---------------------------------------------------------
                                    March 31              June 30          September 30        December 31
                                    --------              -------          ------------        -----------
                                                              (in thousands)

Year Ended
   December 31, 1998

--------------------
  Operating revenues                $ 45,377              $ 43,152           $ 43,856           $ 40,354
  Gross Profit                        13,301                12,347             15,986             11,865
  Net income                           3,722                 2,792              7,430              2,377

Year Ended
   December 31, 1999

--------------------
  Operating revenues                $ 43,922              $ 41,013           $ 48,966           $ 43,567
  Gross Profit                        17,218                11,182             17,204             14,533
  Net income                           8,196                 2,003              8,088              5,610

Year Ended
   December 31, 2000

--------------------

  Operating revenues                $ 60,585              $ 52,270           $ 56,763           $ 64,759
  Gross Profit                        19,820                14,326             19,032             17,810
  Income before cumulative
   effect of a change in
   accounting principle               10,673                 5,119              9,679              9,077
  Cumulative effect of a change
   in accounting principle             7,866                  ---                ---                 ---
  Net income                          18,539                 5,119              9,679              9,077


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Overview

         The Partnership owns a natural gas-fired, combined-cycle cogeneration facility consisting of two units, with revenues derived primarily from sales of electricity and, to a lesser extent, from sales of steam and natural gas. Unit 1 and Unit 2 began commercial operations on April 17, 1992 and September 1, 1994, respectively. The Partnership earned net income of approximately $42.4 million, $23.9 million and $16.3 million in 2000, 1999 and 1998, respectively, and made cash distributions to the partners of approximately $41.2 million, $27.9 million and $30.8 million in 2000, 1999 and 1998, respectively.

New Accounting Pronouncements

         The Partnership will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, on January 1, 2001. This standard requires the Partnership to recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not designated and effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income until the hedged items are recognized in earnings. The Partnership estimates that the transition adjustment to implement this new standard will not effect net income and will be a negative adjustment of approximately $9.0 million to other comprehensive income, a component of partners' equity. The Partnership also has certain derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business. At this time, these derivatives are exempt from the requirements of SFAS No. 133 under the normal purchases and sales exception, and thus will not be reflected on the balance sheet at fair value. The Derivative Implementation Group of the Financial Accounting Standards Board is currently evaluating the definition of normal purchases and sales. As such, certain derivative commodity contracts may no longer be exempt from the requirements of SFAS No. 133. When the final decision regarding this issue is complete, the Partnership will evaluate the impact of the implementation guidance on a prospective basis.

         Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101") was issued by the Staff of the Securities and Exchange Commission ("SEC") on December 3, 1999. SAB No. 101, as amended, summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In addition, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Partnership adopted these related accounting pronouncements in 2000, resulting in a change in the method of reporting the Partnership's fuel revenue. As a result of the reporting change and the reclassification of prior periods for comparison purposes, all of the Partnership's revenues from the sale of gas are reported gross as operating revenue for all periods presented. The change had no effect on the Partnership's net income or partners' capital, but increased its revenues and fuel costs.

Results of Operations

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

         The Partnership earned net income of approximately $42.4 million for the year ended December 31, 2000 as compared to net income of approximately $23.9 million for the prior year. The $18.5 million increase in net income is primarily due to higher operating revenues and the Partnership changing its method of accounting for major maintenance and overhaul costs.

         Effective January 1, 2000, the Partnership changed its method of accounting for major maintenance and overhaul costs to expensing the cost of major maintenance and overhauls as incurred. Prior to January 1, 2000, the estimated cost of major maintenance and overhauls was accrued in advance based on projected future cost of major maintenance and overhaul using the straight-line method over the period between major maintenance and overhaul. The Partnership implemented the new accounting method by recording the cumulative effect of a change in accounting principle in the consolidated statement of operations for the year ended December 31, 2000. The cumulative effect of adopting the new accounting principle was the recording of net income totaling $7.9 million on January 1, 2000. The effect on results of operations for the year ended December 31, 2000 was an increase of other operating and maintenance expense of approximately $0.8 million. If the cumulative effect had been recorded in 1998 or 1999, then the pro forma effect (unaudited) for 1998 and 1999 would have increased net income by approximately $1.4 million and $1.3 million, respectively.

         Total revenues for the year ended December 31, 2000 were approximately $234.4 million as compared to approximately $177.5 million for the prior year.

Electric Revenues (dollars and kWh's in millions):


                                                    For the Year Ended
                                   December 31, 2000                December 31, 1999
                      Dollars   kWh's   Capacity   Dispatch     Dollars   kWh's   Capacity   Dispatch
                      -------   -----   --------   --------     -------   -----   --------   --------

Unit 1                  58.9     617.1     88.60%    95.67%       40.1       510.7  74.67%     85.56%
Unit 2                 144.0   1,835.8     78.87%    87.85%      121.2     1,752.1  75.28%     81.37%

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

         Revenues from Unit 1 increased approximately $18.8 million for the year ended December 31, 2000 as compared to the prior year. During the year ended December 31, 2000, revenues from Niagara Mohawk, PG&E Energy Trading and the New York ISO were approximately $43.8 million, $14.9 million and $0.2 million as compared to approximately $34.6 million, $5.5 million and $0.0 million, respectively, for the prior year. The increase in Unit 1 revenues for the year ended December 31, 2000 was primarily due to increases in Monthly Contract Payments, market energy prices and volume of delivered energy. See "Item 1. Business, The Facility and Certain Project Contracts" for a discussion of the Amended and Restated Niagara Mohawk Power Purchase Agreement. During the years ended December 31, 2000 and 1999, with the exception of the months of April 2000, April 1999 and October 1999, the Partnership received Monthly Contract Payments from Niagara Mohawk. During the years ended December 31, 2000 and 1999, with the exception of the months of April 2000, November 2000, December 2000, April 1999 and October 1999, the Partnership delivered energy up to the monthly contract quantity to Niagara Mohawk ("Contract Energy"). Effective with the termination of Transitional Rights on October 31, 2000, Niagara Mohawk is no longer obligated to purchase Contract Energy. Commencing on November 18, 1999, Contract Energy was sold at market prices established by the New York Independent System Operator. During the period from January 1, 1999 through November 17, 1999, Contract Energy was sold at a proxy market price based upon Niagara Mohawk's tariff for power purchases from Qualifying Facilities. During the months of May, June, July, August, September and October 2000, the Partnership sold all of the energy produced by Unit 1 in excess of the Contract Energy ("Unit 1 Excess Energy") to PG&E Energy Trading. During the months of January and March 2000 the Partnership sold the Unit 1 Excess Energy to both Niagara Mohawk and PG&E Energy Trading, and during the month of February 2000, the Partnership sold all of the Unit 1 Excess Energy to Niagara Mohawk. During the months of April, November and December 2000, the Partnership sold all of the energy produced by Unit 1 to PG&E Energy Trading. During the month of January 1999, the Partnership sold all of the Unit 1 Excess Energy to Niagara Mohawk. During the months of February, March, June and September 1999, the Partnership sold all of the Unit 1 Excess Energy to PG&E Energy Trading. During the months of May, July, August, November and December 1999, the Partnership sold Unit 1 Excess Energy to both Niagara Mohawk and PG&E Energy Trading. During the month of April 1999, the Partnership sold all of the energy produced by Unit 1 to both Niagara Mohawk and PG&E Energy Trading. During the month of October 1999, the Partnership did not sell any energy from Unit 1. Unit 1 Excess Energy delivered to Niagara Mohawk and PG&E Energy Trading was sold at negotiated market prices. During the year ended December 31, 2000, revenues from the New York ISO resulted from sales of installed capacity in excess of contract amounts due under the Amended and Restated Niagara Mohawk Power Purchase Agreement. Amortized deferred revenues of approximately $0.7 million are also included in revenues from Niagara Mohawk for each of the years ended December 31, 2000 and 1999.

         Revenues from Unit 2 increased approximately $22.8 million for the year ended December 31, 2000 as compared to the prior year. During the year ended December 31, 2000, Unit 2 revenues from Con Edison and PG&E Energy Trading were approximately $144.0 million and $0.0 million as compared to approximately $120.9 million and $0.3 million, respectively, for the prior year. The increase in revenues from Unit 2 for the year ended December 31, 2000 was primarily due to the increase in the Con Edison contract price for delivered energy resulting from higher index fuel prices. During the year ended December 31, 1999, Unit 2 revenues from PG&E Energy Trading resulted from the sale of other energy-related products.

         Steam revenues for the years ended December 31, 2000 and 1999 of approximately $2.6 million and $1.1 million, respectively, were reduced by a reserve of approximately $51.0 thousand and $245.0 thousand, respectively, to reflect the annual true-up so that General Electric would be charged a nominal amount which is the annual equivalent of 160,000 lbs/hr. Delivered steam for the year ended December 31, 2000 was approximately 1.8 billion pounds as compared to approximately 1.6 billion pounds in the prior year. The increase in steam revenues for the year ended December 31, 2000 was primarily due to the increase in the General Electric contract price for delivered steam resulting from the higher index fuel prices.

         Fuel revenues for the year ended December 31, 2000 were approximately $28.8 million as compared to $15.4 million for the prior year. Gas resale revenues for the year ended December 31, 2000 were approximately $15.2 million on sales of approximately 3.6 million MMBtu's as compared to approximately $10.9 million on sales of approximately 4.4 million MMBtu's for the prior year. The $4.3 million increase in gas resale revenues during the year ended December 31, 2000 is primarily due to higher natural gas resale prices. The increase in natural gas resale prices during the year ended December 31, 2000 generally resulted from higher market pricing for both gas and oil as well as increased demands for electric generation. Gas resales occur during periods when Units 1 and 2 are not operating at full capacity. Gas optimization revenues for the year ended December 31, 2000 were approximately $11.5 million on sales of approximately 3.6 million MMBtu's as compared to approximately $3.6 million on sales of approximately 1.4 million MMBtu's for the prior year. Gas optimizations occur when the Partnership is able to optimize the long-term supply and transportation contracts and lower the cost of natural gas delivered to the Facility by purchasing and/or selling natural gas at favorable prices along the transportation route. Revenues from peak shaving arrangements for the year ended December 31, 2000 were approximately $2.1 million on sales of approximately 182 thousand MMBtu's as compared to approximately $0.8 million on sales of approximately 24 thousand MMBtu's for the prior year. Peak shaving arrangements occur when the Partnership grants purchasers a call on a specified portion of the Partnership's firm natural gas supply for a specified number of days during the winter season.

         Fuel and transmission costs for the year ended December 31, 2000 were approximately $134.3 million as compared to approximately $87.2 million for the prior year. Fuel costs, excluding the cost of fuel associated with gas optimizations and peak shaving arrangements, for the year ended December 31, 2000 were approximately $115.2 million on purchases of approximately 28.3 million MMBtu's as compared to approximately $78.0 million on purchases of approximately 27.8 million MMBtu's for the prior year. The $37.2 million increase in the cost of fuel was primarily due to the higher price of gas under the firm fuel supply contracts, higher demand costs under the firm fuel transportation contracts and additional gas import tax of approximately $1.0 million resulting from the settlement of a gas import tax audit. Additionally, fuel costs during the year ended December 31, 1999 were reduced by the write-off of reserves of approximately $1.4 million for amounts no longer in dispute with gas suppliers and transporters. Fuel costs associated with gas optimizations for the year ended December 31, 2000 were approximately $10.7 million on purchases of approximately 3.6 million MMBtu's as compared to approximately $3.6 million on purchases of approximately 1.4 million MMBtu's. Fuel costs associated with peak shaving arrangements for the year ended December 31, 2000 were approximately $0.8 million on purchases of 182 thousand MMBtu's as compared to $0.1 million on purchases of 24 thousand MMBtu's for the prior year. The
Partnership has foreign currency swap agreements to hedge against future exchange rate fluctuations under fuel transportation agreements, which are denominated in Canadian dollars. During the years ended December 31, 2000 and 1999, fuel costs were increased by approximately $2.5 million and $2.3 million, respectively, as a result of the currency swap agreements. Transmission costs for the years ended December 31, 2000 and 1999 were approximately $7.6 million and $5.6 million, respectively.

         Other operating and maintenance expenses for the year ended December 31, 2000 were approximately $16.6 million as compared to approximately $17.7 million for the prior year. The $1.1 million decrease in other operating and maintenance expenses was primarily due to differences in the scheduling of planned maintenance and the elimination of the accrual for major maintenance and overhaul costs.

         Total other operating expenses, excluding amortization of deferred financing charges, for the year ended December 31, 2000 were approximately $4.4 million as compared to approximately $3.4 million for the prior year. The $1.0 million increase in other operating expenses, excluding amortization of deferred financing charges, was primarily due to higher affiliate administrative services and higher property insurance premiums. Additionally, affiliate administrative services during the year ended December 31, 1999 were reduced by the write-off of a reserve of approximately $0.2 million for amounts no longer claimed by an affiliate.

         Amortization of deferred financing charges of approximately $1.1 million for the year ended December 31, 2000 was comparable to the prior year. Deferred financing charges are amortized using the effective interest method.

         Net interest expense for the year ended December 31, 2000 was approximately $30.9 million as compared to approximately $31.7 million for the prior year. The decrease in net interest expense was due to higher interest income and lower bond interest expense resulting from the lower principal balance outstanding, partially offset by higher interest expense associated with the settlement of a gas import tax audit.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

         The Partnership earned net income of approximately $23.9 million for the year ended December 31, 1999 as compared to net income of approximately $16.3 million for the prior year. The $7.6 million increase in net income is primarily due to increases in electric revenues from Unit 1 and gas resale revenues.

         Total revenues for the year ended December 31, 1999 were approximately $177.5 million as compared to approximately $172.7 million for the prior year.


Electric Revenues (dollars and kWh's in millions):

                                          For the Year Ended
                          December 31, 1999                   December 31, 1998
            Dollars   kWh's   Capacity   Dispatch     Dollars   kWh's   Capacity    Dispatch
            -------   -----   -------    --------     -------   -----   --------    ---------
Unit 1        40.1    510.7     74.67%    85.56%       35.8     472.0     67.62%     74.60%
Unit 2       121.2  1,752.1     75.28%    81.37%      123.0   2,040.6     87.89%     91.74%

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

         Fuel revenues for the year ended December 31, 1999 were approximately $15.4 million as compared to $13.9 million for the prior year. Gas resale revenues for the year ended December 31, 1999 were approximately $10.9 million on sales of approximately 4.4 million

MMBtu's as compared to approximately $7.2 million on sales of approximately 3.2 million MMBtu's for the prior year. The $3.7 million increase in gas resale revenues during the year ended December 31, 1999 is primarily due to higher natural gas resale prices and the lower dispatch of Unit 2, which resulted in higher volumes of natural gas becoming available for resale at higher prices. The increase in natural gas resale prices during the year ended December 31, 1999 generally resulted from higher market pricing for both gas and oil as well as increased demands for electric generation. Gas resales occur during periods when Units 1 and 2 are not operating at full capacity. Gas optimization revenues for the year ended December 31, 1999 were approximately $3.7 million on sales of approximately 1.4 million MMBtu's as compared to approximately $6.2 million on sales of approximately 2.4 million MMBtu's for the prior year. Gas optimizations occur when the Partnership is able to optimize the long-term supply and transportation contracts and lower the cost of natural gas delivered to the Facility by purchasing and/or selling natural gas at favorable prices along the transportation route. Revenues from peak shaving arrangements for the year ended December 31, 1999 were approximately $0.8 million on sales of approximately 24 thousand MMBtu's as compared to approximately $0.5 million on sales of approximately 0 MMBtu's for the prior year. Peak shaving arrangements occur when the Partnership grants purchasers a call on a specified portion of the Partnership's firm natural gas supply for a specified number of days during the winter season.

         Fuel and transmission costs for the year ended December 31, 1999 were approximately $87.2 million as compared to approximately $89.1 million for the prior year. Fuel costs, excluding the cost of fuel associated with gas optimizations and peak shaving arrangements, for the year ended December 31, 1999 were approximately $78.0 million on purchases of approximately 27.8 million MMBtu's as compared to approximately $77.5 million on purchases of approximately
28.2 million MMBtu's for the prior year. The $0.5 million increase was primarily due to the higher price of gas under the firm fuel supply contracts, partially offset by the write-off of reserves of approximately $1.4 million for amounts no longer in dispute with gas suppliers and transporters. Fuel costs associated with gas optimizations for the year ended December 31, 1999 were approximately $3.5 million on purchases of approximately 1.4 million MMBtu's as compared to approximately $6.0 million on purchases of approximately 2.4 million MMBtu's. Fuel costs associated with peak shaving arrangements for the year ended December 31, 1999 were approximately $0.1 million on purchases of 24 thousand MMBtu's as compared to $0 on purchases of 0 MMBtu's for the prior year. The Partnership has foreign currency swap agreements to hedge against future exchange rate fluctuations under fuel transportation agreements which are denominated in Canadian dollars. During the years ended December 31, 1999 and 1998, fuel costs were increased by approximately $2.3 million and $2.5 million, respectively, as a result of the currency swap agreements. Transmission costs were approximately $5.6 million in each of the years ended December 31, 1999 and 1998.

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

Liquidity and Capital Resources

         Net cash provided by operating activities for the year ended December 31, 2000 was approximately $52.1 million as compared to approximately $33.3 million for the prior year. Net cash provided by operating activities primarily represents net income plus the net effect of recurring changes in cash receipts and disbursements within the Partnership's operating assets and liability accounts.

         Net cash used in investing activities for the year ended December 31, 2000 was approximately $0.8 million as compared to approximately $0.5 million for the prior year. Net cash flows used in investing activities primarily represent net additions to plant and equipment.

         Net cash used in financing activities for the year ended December 31, 2000 was approximately $49.8 million as compared to approximately $32.9 million for the prior year. The increase in net cash used in financing activities for the year ended December 31, 2000 was primarily due to more cash becoming available to deposit into restricted funds, more cash becoming available to distribute to the Partners and the increase in the semi-annual payment of principal on long-term debt. Pursuant to the Partnership's Deposit and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent, the Partnership is required to maintain certain Restricted Funds. Net cash flows used in financing activities for the years ended December 31, 2000 and 1999 primarily represent deposits of monies into the Debt Service Reserve Fund, cash distributions to Partners and payments of principal on long-term debt.

         The debt service coverage ratio for 2000 calculated pursuant to the Indenture was 1.99:1.

Credit Agreement

         The Partnership has available for its use a $7.5 million Credit Agreement ("Credit Agreement"), which is to be used by the Partnership for required letters of credit related to various project contracts and for working capital purposes. The maximum amount available under the Credit Agreement for working capital purposes is $5.0 million. At December 31, and 1999, no draws had been made against the outstanding letters of credit and no working capital loans were outstanding under the Credit Agreement. The Credit Agreement expires on August 8, 2003.

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

         The Major Maintenance Reserve Fund relates to certain anticipated annual and periodic major maintenance to be performed on certain of the Facility's machinery and equipment at future dates. The Fund Requirement is developed by the Partnership and approved by an independent engineer for the Trustee and can be adjusted on an annual basis, if needed. At December 31, 2000, the balance in this Fund was approximately $3.9 million. During the year ending December 31, 2001, deposits of approximately $3.3 million are required to be made into the Fund.

         The Interest and Principal Funds relate primarily to the current debt service on the outstanding Bonds. The applicable Fund Requirement is the amount due and payable on the next semi-annual payment date as determined on the 20th of the month. On December 26, 2000, the monies available in the Interest and Principal Funds were used to make the semi-annual interest and principal payments. Therefore, there were no balances remaining in the Interest and Principal Funds at December 31, 2000. The June 26, 2001 Interest and Principal Fund Requirements will be approximately $16.5 million and approximately $6.0 million, respectively.

         The Fund Requirement for the Debt Service Reserve Fund is an amount equal to the maximum amount of debt service due in respect of all the Bonds outstanding for any six-month period during the succeeding three-year period. At December 31, 2000, the balance in this Fund was approximately $24.0 million. The June 26, 2001 Fund Requirement will remain at approximately $24.0 million.

         The Partnership Distribution Fund has the lowest priority in the Fund hierarchy and cash distributions to the Partners from these sub-funds can only be made upon the achievement of specific criteria established pursuant to the financing documents, including the D&D Agreement. This Fund does not have a Fund Requirement.

Year Ending December 31, 2001

         During 2001, the Partnership anticipates Con Edison to dispatch the Unit 2 at levels consistent with the prior year. The Amended and Restated Niagara Mohawk Power Purchase Agreement transfers dispatch decision-making authority from Niagara Mohawk to the Partnership. In effect, Unit 1 will continue to operate on a "merchant-like" basis, whereby the Partnership will have the ability and flexibility to dispatch Unit 1 based on then current market conditions.

         During the first quarter of 2001, natural gas resale prices and the price of natural gas under the firm fuel contracts have been above prior year prices and the Partnership anticipates, on the average, such prices to remain above 2000 levels for the balance of 2001.

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

Cautionary Statement Regarding Forward-Looking Statements

         Certain statements included herein are forward-looking statements concerning the Partnership's operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including general business and economic conditions; the performance of equipment; levels of dispatch; the receipt of certain capacity and other fixed payments; electricity prices; natural gas resale prices; fuel deliveries and prices; and whether Con Edison were to prevail in its claim to Unit 2's excess natural gas volumes.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership is exposed to market risk from changes in interest rates, foreign currency exchange rates and energy commodity prices, which could affect its future results of operations and financial condition. The Partnership manages its exposure to these risks through its regular operating and financing activities.

Interest Rates

         The Partnership's cash and restricted cash are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and restricted cash and the variable rate that these financial instruments may adjust to in the future. A 10% decrease in year-end 2000 interest rates would have resulted in a negative impact of approximately $0.3 million on the Partnership's net income.

         The Partnership's long-term bonds have fixed interest rates. Changes in the current market rates for the bonds would not result in a change in interest expense due to the fixed coupon rate of the bonds. See Notes 5 and 6 to the Consolidated Financial Statements.

Foreign Currency Exchange Rates

         The Partnership's currency swap agreements hedge against future exchange rate fluctuations which could result in additional costs incurred under fuel transportation agreements which are denominated in a foreign currency. In the event a counterparty fails to meet the terms of the agreements, the Partnership's exposure is limited to the currency exchange rate differential. During the year ended December 31, 2000, the exchange rate differential had a negative impact of approximately $2.5 million on the Partnership's net income. See Notes 5 and 6 to the Consolidated Financial Statements.

Energy Commodity Prices

         The Partnership seeks to reduce its exposure to market risk associated with energy commodities such as electric power and natural gas through the use of long-term purchase and sale contracts. As part of its fuel management activities, the Partnership also enters into agreements to resell its long-term natural gas volumes, when it is feasible to do so, at favorable prices relative to the cost of contract volumes and the cost of substitute fuels. To the extent the Partnership has open positions, it is exposed to the risk that fluctuating market prices may adversely impact its financial results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The financial statements and supplementary data required by this item are presented under Item 14 and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE FUNDING CORPORATION
AND THE MANAGING GENERAL PARTNER
--------------------------------------------------------------------------------

         The Managing General Partner is authorized to manage the day to day business and affairs of the Partnership and to take actions which bind the Partnership, subject to certain limitations set forth in the Partnership Agreement. The Managing General Partner has a Board of Directors consisting of two persons elected by its sole stockholder, JMC Selkirk Holdings, Inc. ("Holdings"), a direct subsidiary of Beale. Pursuant to a board representation agreement with Aquila ECG, Holdings may elect at least four members, and Aquila ECG has the right, at its option, to designate a fifth member of the Board of Directors of the Managing General Partner.

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


Selkirk Cogen Funding Corporation:
---------------------------------
         Name                      Age                 Position
         ----                      ---                 --------
P. Chrisman Iribe...............   50           President and Director
Sanford L. Hartman..............   47           Director
John R. Cooper..................   53           Senior Vice President and Chief
                                                  Financial Officer

Ernest K. Hauser...............    51           Senior Vice President
David N. Bassett...............    54           Treasurer


Managing General Partner:
------------------------
         Name                      Age                 Position
         ----                      ---                 --------

P. Chrisman Iribe...............    50          President and Director
Sanford L. Hartman..............    47          Director
John R. Cooper..................    53          Senior Vice President and Chief
 Financial Officer

Ernest K. Hauser................    51          Senior Vice President

David N. Bassett................    54          Treasurer

         P. Chrisman Iribe is President and Chief Operating Officer of PG&E National Energy Group Company , formerly PG&E Generating Company, an affiliate of the Partnership, and has been with PG&E National Energy Group Company since it was formed in 1989. Prior to joining PG&E National Energy Group Company, Mr. Iribe was senior vice president for planning, state relations and public affairs with ANR Pipeline Company, a natural gas pipeline company and a subsidiary of the Coastal Corporation. Mr. Iribe has been a Director of the Funding Corporation since 1996 and a Director of the Managing General Partner since 1995.

          Sanford L. Hartman is Vice President, General Counsel and Secretary of PG&E National Energy Group Company, and has been with PG&E National Energy Group Company since 1990. Mr. Hartman assumed the role of General Counsel in April 1999. Prior to joining PG&E National Energy Group Company, Mr. Hartman was counsel to Long Lake Energy Corporation, an independent power producer with headquarters in New York City, and was an attorney with the Washington, D.C. law firm of Bishop, Cook, Purcell & Reynolds.

         John R. Cooper is Senior Vice President and Chief Financial Officer of PG&E National Energy Group Company, and has been with PG&E National Energy Group Company, since it was formed in 1989. Prior to joining PG&E National Energy Group Company, he spent three years as Chief Financial Officer with European oil, shipping and banking group. Prior to 1986, Mr. Cooper spent seven years with Bechtel Financing Services, Inc., where his last position was Vice President and Manager.

         Ernest K. Hauser is Senior Vice President, Asset Management - Northeast of PG&E National Energy Group Company, an affiliate of the Partnership, and has been with PG&E National Energy Group Company since 1989. Mr. Hauser is responsible for all PG&E National Energy Group Company business activities in the Northeast. Prior to his present assignment, he was regional vice president for marketing, development and asset management. Prior to joining PG&E National Energy Group Company, Mr. Hauser was project director for co-generation and alternative fuel technology projects at Coastal Power Production. He also worked for more than ten years as energy project manager and senior engineer for the Combustion Engineering family of companies.

         David N. Bassett is Vice President, Controller and Treasurer of PG&E National Energy Group Company, and has been with PG&E National Energy Group Company since it was formed in 1989. Mr. Bassett oversees all accounting and auditing activities, treasury functions and insurance for the projects in which PG&E National Energy Group Company or certain of its affiliates play a role. Prior to joining PG&E National Energy Group Company, he worked for Bechtel Enterprises, Inc. and Bechtel Group for over 15 years.

General Partners' Representatives of the Management Committee

         The Management Committee established under the Partnership Agreement consists of one representative of each of the General Partners. Each General Partner has a voting representative on the Management Committee, which, subject to certain limited exceptions, acts by unanimity. Aquila ECG is entitled to name a designee to participate on a non-voting basis in meetings of the Management Committee.

ITEM 11.  EXECUTIVE AND BOARD COMPENSATION AND BENEFITS
-------------------------------------------------------

         No cash compensation or non-cash compensation was paid in any prior year or during the year ended December 31, 2000 to any of the officers, directors and representatives referred to under Item 10 above for their services to the Funding Corporation, the Managing General Partner or the Partnership. Overall management and administrative services for the Facility are being performed by the Project Management Firm at agreed-upon billing rates which are adjusted quadrennially, if necessary, pursuant to the Administrative Services Agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         The Partnership is a limited partnership wholly-owned by its Partners. The following information is given with respect to the Partners of the
Partnership:


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

Partnership Interest       PentaGen Investors, L.P.* (3)(4)   Limited Partner            (i)  5.2502%
                           One Bowdoin Square                                           (ii) 57.6000%
                           Boston, Massachusetts 02114                                 (iii) 46.6560%

Partnership Interest       RCM Selkirk GP, Inc.**(5)          General Partner            (i)  1.0000%
                           711 Louisiana Street                                        (iii)   .2211%
                           Houston, Texas 77002

Partnership Interest       RCM Selkirk LP, Inc.***(5)         Limited Partner            (i) 78.1557%
                           711 Louisiana Street                                        (iii) 17.2789%
                           Houston, Texas 77002

Partnership interest       Aquila Selkirk, Inc.****(6)        Limited Partner            (i) 13.5523%
                           One Upper Pond Road                                          (ii) 20.0000%
                           Parsippany, New Jersey 07054                                (iii)  17.7000%

*        Formerly JMCS I Investors, L.P.
**       Formerly Cogen Technologies GP, Inc.
***      Formerly Cogen Technologies LP, Inc.
****     Formerly EI Selkirk, Inc.

          (1) None of the persons listed has the right to acquire beneficial ownership of securities as specified in Rule 13d-3(d) under the Exchange Act.

          (2) Percentages indicate the interest of (i) each of the Partners in certain priority distributions of available cash of the
               Partnership, up to fixed semi-annual amounts (the "Level I Distributions"), (ii) JMC Selkirk, Investors and Aquila Selkirk in 99% of distributions of the remaining available cash of the Partnership; and (iii) each of the Partners in the residual tier of interests in cash distributions after the initial 18-year period following the completion of Unit 2 (or, if later, the date when all Level I Distributions have been paid).

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

          (6)  Aquila Selkirk is a wholly-owned subsidiary of Aquila ECG.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

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

                                     PART IV

ITEM 14. FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------------------------------


(a)1.  Financial Statements

       The following financial statements are filed as part of this Report:

        Independent Auditors' Report for the years ended December 31, 2000
        and 1999.........................................................   F-1

        Report of Independent Public Accountants for the year ended
        December 31, 1998................................................   F-2

        Consolidated Balance Sheets as of December 31, 2000 and 1999.....   F-3

        Consolidated Statements of Operations for the years ended
        December 31, 2000, 1999 and 1998.................................   F-4

        Consolidated Statements of Changes in Partners' Deficits for the
        years ended December 31, 2000, 1999 and 1998......................  F-5

        Consolidated Statements of Cash Flows for the years ended
        December 31, 2000, 1999 and 1998..................................  F-6

        Notes to Consolidated Financial Statements........................  F-7

     2.  Exhibits

         The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

(b)      Reports on Form 8-K

         Not applicable.

INDEPENDENT AUDITORS' REPORT

To the Partners of
   Selkirk Cogen Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Selkirk Cogen Partners, L.P. (a Delaware limited partnership) and its subsidiary (collectively, the "Partnership") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' deficits, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, in 2000 the Partnership changed its method of accounting for major maintenance and overhaul costs.

/s/ DELOITTE & TOUCHE LLP
-------------------------
McLean, Virginia
March 16, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Selkirk Cogen Partners, L.P.:

We have audited the accompanying consolidated statement of operations and cash flows for the year ended December 31, 1998. These consolidated statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Selkirk Cogen Partners, L.P. and its subsidiary for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP
-----------------------
Washington, D.C.
January 12, 1999

SELKIRK COGEN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(In Thousands)
-------------------------------------------------------------------------------

ASSETS                                                                  2000               1999

CURRENT ASSETS:
    Cash and cash equivalents                                      $   3,187          $   1,732
    Restricted funds                                                   2,988              5,516
    Accounts receivable, net of allowance of $174 in 2000             20,097             15,505
    Due from affiliates                                                3,882                427
    Fuel inventory and supplies                                        6,693              6,831
    Other current assets                                                 436                195
                                                                   ---------          ---------
          Total current assets                                        37,283             30,206

PLANT AND EQUIPMENT:
    Plant and equipment, at cost                                     372,443            371,690
    Less:  Accumulated depreciation                                   87,119             74,656
                                                                   ---------         ----------
    Plant and equipment, net                                         285,324            297,034
                                                                   ---------         ----------

LONG-TERM RESTRICTED FUNDS                                            27,833             30,217

DEFERRED FINANCING CHARGES, net of accumulated
         amortization of $7,789 and $6,652 in
         2000 and 1999, respectively                                   8,502              9,630
                                                                  ----------         ----------

TOTAL ASSETS                                                      $  358,942         $  367,087
                                                                  ==========         ==========

LIABILITIES AND PARTNERS' DEFICITS

CURRENT LIABILITIES:
    Accounts payable                                              $      49          $   2,126
    Accrued expenses                                                 21,524             13,114
    Due to affiliates                                                   635                469
    Current portion of long-term bonds                               11,062              7,307
                                                                  ----------         ----------

        Total current liabilities                                    33,270             23,016

LONG-TERM LIABILITIES:
    Deferred revenue                                                  5,304              5,981
    Other long-term liabilities                                       7,250             15,096
    Long-term bonds - net of current portion                        362,764            373,826
                                                                  ----------         ----------

        Total liabilities                                           408,588            417,919
                                                                  ----------         ----------

COMMITMENT AND CONTINGENCIES

PARTNERS' DEFICITS:
    General partners' deficits                                         (485)              (497)
    Limited partners' deficits                                      (49,161)           (50,335)
                                                                 -----------         ----------

        Total partners' deficits                                    (49,646)           (50,832)
                                                                 -----------         ----------

TOTAL LIABILITIES AND PARTNERS' DEFICITS                         $  358,942         $  367,087
                                                                 ==========         ==========

See notes to consolidated financial statements.

SELKIRK COGEN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In Thousands)

-----------------------------------------------------------------------------------------------------------------------

                                                                   2000                    1999               1998

OPERATING REVENUES:
    Electric and steam                                         $  205,539               $ 162,111           $ 158,805
    Fuel revenues                                                  28,838                  15,357              13,934
                                                               ----------               ----------           ---------
       Total operating revenues                                   234,377                 177,468             172,739

COST OF REVENUES:
    Fuel and transmission costs                                   134,272                  87,226              89,145
    Other operating and maintenance                                16,649                  17,652              17,594
    Depreciation                                                   12,468                  12,453              12,501
                                                               ----------               ----------           ---------
       Total cost of revenues                                     163,389                 117,331             119,240
                                                               ----------               ----------           ---------

GROSS PROFIT                                                       70,988                  60,137              53,499
                                                               ----------               ----------           ---------

OTHER OPERATING EXPENSES:
    Administrative services, affiliates                             2,244                   1,802               1,931
    Other general and administrative                                2,169                   1,599               2,036
    Amortization of deferred financing charges                      1,128                   1,152               1,163
                                                               ----------               ----------           ---------
       Total other operating expenses                               5,541                   4,553               5,130
                                                               ----------               ----------           ---------

OPERATING INCOME                                                   65,447                  55,584              48,369

INTEREST (INCOME) EXPENSE:
    Interest income                                               (3,176)                  (2,355)             (2,298)
    Interest expense                                              34,075                   34,042              34,346
                                                               ----------               ----------           ---------
       Total interest expense,  net                               30,899                   31,687              32,048

Income before cumulative effect of a change
in accounting principle                                           34,548                   23,897              16,321

Cumulative effect of a change in
accounting principle                                               7,866
                                                               ----------               ----------           ---------

NET INCOME                                                      $ 42,414                $  23,897           $  16,321
                                                               ==========               ==========           =========

NET INCOME ALLOCATION:
    General partners                                           $     425                $     239           $     163
    Limited partners                                              41,989                   23,658              16,158
                                                               ----------               ----------           ---------
TOTAL                                                          $  42,414                $  23,897           $  16,321

                                                               ==========               ==========          ==========

See notes to consolidated financial statements.

SELKIRK COGEN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICITS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In Thousands)

-----------------------------------------------------------------------------------------
                                         General            Limited
                                        Partners            Partners              Total

BALANCE, JANUARY 1, 1998              $   (311)           $ (31,971)        $   (32,282)

    Capital distributions                 (309)             (30,540)            (30,849)

    Net income                             163               16,158              16,321
                                      ---------           ----------         -----------

BALANCE, DECEMBER 31, 1998                (457)             (46,353)            (46,810)

    Capital distributions                 (279)             (27,640)            (27,919)

    Net income                             239               23,658              23,897
                                      ---------           ----------         -----------

BALANCE, DECEMBER 31, 1999                (497)             (50,335)            (50,832)

    Capital distributions                 (413)             (40,815)            (41,228)

    Net income                             425               41,989              42,414
                                      ---------          -----------         -----------

BALANCE, DECEMBER 31, 2000             $  (485)          $  (49,161)        $   (49,646)
                                      =========          ===========        ============


See notes to consolidated financial statements.

SELKIRK COGEN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In Thousands)

--------------------------------------------------------------------------------------------------------------------------

                                                                     2000                       1999                 1998

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $ 42,414                    $ 23,897            $  16,321
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Start-up cost write-off                                        -                          -                    214
        Cumulative effect of a change in accounting principle      (7,866)                        -                      -
        Depreciation and amortization                              13,596                     13,605                13,664
        Loss on sale of equipment                                      17                         -                      -
        Increase (decrease) in cash resulting from a change in:
            Restricted funds                                        6,205                     (3,229)               (1,696)
            Accounts receivable                                    (4,592)                    (1,730)                3,321
            Due from affiliates                                    (3,455)                       316                  (729)
            Fuel inventory and supplies                               138                     (1,798)                  (97)
            Other current assets                                     (241)                       138                     5
            Accounts payable                                       (2,077)                     1,509                (1,046)
            Accrued expenses                                        8,410                       (244)               (2,171)
            Due to affiliates                                         166                       (170)                  141
            Deferred revenue                                         (677)                      (584)                6,565
            Other long-term liabilities                                20                      1,543                 3,008
                                                                ----------                  ---------              --------
               Net cash provided by operating activities           52,058                     33,253                37,500
                                                                ----------                  ---------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Plant and equipment additions                                    (775)                      (488)                 (177)
                                                                ----------                  ---------              --------

               Net cash used in investing activities                 (775)                      (488)                 (177)
                                                                ----------                  ---------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Restricted funds                                               (1,293)                      (131)               (2,674)
    Distributions to partners                                     (41,228)                   (27,919)              (30,849)
    Repayment of long-term debt                                    (7,307)                    (4,822)               (3,298)
                                                                ----------                  ---------              --------

               Net cash used in financing activities              (49,828)                   (32,872)              (36,821)
                                                                ----------                  ---------              --------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                1,455                       (107)                  502

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                               1,732                      1,839                 1,337
                                                                ----------                  ---------              --------

CASH AND CASH EQUIVALENTS,
    END OF YEAR                                                 $   3,187                   $  1,732               $ 1,839
                                                                ==========                  =========              ========


SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                      $  34,082                   $ 34,047               $34,349
                                                                ==========                  =========              ========

See notes to consolidated financial statements.

                                                         F-6

SELKIRK COGEN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

--------------------------------------------------------------------------------


1.   Organization and OPERATION

     Selkirk Cogen Partners, L.P. was organized on December 15, 1989 as a Delaware limited partnership. JMC Selkirk, Inc., is the managing general partner. Selkirk Cogen Funding Corporation (the "Funding Corporation"), a wholly-owned subsidiary of Selkirk Cogen Partners, L.P. (collectively, "the Partnership"), was organized for the sole purpose of facilitating financing activities of the Partnership and has no other operating activities (Note
     5). The obligations of the Funding Corporation with respect to the bonds are unconditionally guaranteed by the Partnership.

     The Partnership was formed for the purpose of constructing, owning and operating a natural gas-fired combined-cycle cogeneration facility located on General Electric Company's ("General Electric") property in Bethlehem, New York (the "Facility"). The Facility consists of one unit ("Unit 1") with an electric generating capacity of approximately 79.9 megawatts ("MW") and a second unit ("Unit 2") with an electric generating capacity of approximately 265 MW. Unit 1 commenced commercial operations on April 17, 1992, and Unit 2 commenced commercial operations on September 1, 1994. Both units are fueled by natural gas purchased from Canadian suppliers (Note 7). Unit 1 and Unit 2 have been designed to operate independently for electrical generation, while thermally integrated for steam generation, thereby optimizing efficiencies in the combined performance of the Facility.

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

     JMC Selkirk, Inc. is a wholly-owned subsidiary of Beale Generating Company ("Beale"), which is jointly owned by Cogentrix Eastern America, Inc. (10.9% interest) and PG&E Generating Power Group, LLC (89.1% interest), a direct, wholly-owned subsidiary of PG&E Generating Company, LLC, an indirect, wholly-owned subsidiary of PG&E National Energy Group, Inc. ("NEG"). NEG is an indirect, wholly-owned subsidiary of PG&E Corporation.

     Because the California energy markets situation has caused financial difficulties for Pacific Gas and Electric Company, a wholly-owned subsidiary of PG&E Corporation, PG&E Corporation's credit ratings were downgraded to below investment grade in January 2001, which caused PG&E Corporation to default on outstanding commercial paper and bank borrowings. In January 2001, certain corporate actions were taken to insulate the assets of NEG and its direct and indirect subsidiaries from an effort to substantively consolidate those assets in any insolvency or bankruptcy proceeding of PG&E Corporation. In March 2001, PG&E Corporation refinanced all of its outstanding commercial paper and bank borrowings, and Standard & Poors subsequently removed its below investment grade credit rating since PG&E Corporation no longer had rated securities outstanding. Management believes that the NEG and its direct and indirect subsidiaries as described above, including JMC Selkirk, would not be substantively consolidated with PG&E Corporation in any insolvency or bankruptcy proceeding involving PG&E Corporation.

2.   Summary of significant accounting policies

     Basis of Presentation - The accompanying consolidated financial statements include Selkirk Cogen Partners, L.P., and the Funding Corporation. All significant intercompany balances and transactions have been eliminated.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition - Revenues from the sale of electricity and steam are recorded based on monthly output delivered as specified under contractual terms. Revenues from the sale of gas are recorded in the month sold.

     Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101") was issued by the Staff of the Securities and Exchange Commission ("SEC") on December 3, 1999. SAB No. 101, as amended, summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In addition, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Partnership adopted these related accounting pronouncements in 2000, resulting in a change in the method of reporting the Partnership's fuel revenue. As a result of the reporting change and the reclassification of prior periods for comparison purposes, all of the Partnership's revenues from the sale of gas are reported gross as operating revenue for all periods presented. The change had no effect on the Partnership's net income or partners' capital, but increased its revenues and fuel costs.

     Other Comprehensive Income - The Partnership had no elements of other comprehensive income that are required to be reported or disclosed in 2000, 1999, or 1998.

     Cash Equivalents - For the purposes of the accompanying consolidated statements of cash flows, the Partnership considers all unrestricted, highly liquid investments with original maturities of three months or less to be cash equivalents.

     Restricted Funds and Long-term Restricted Funds - Restricted funds and long-term restricted funds include cash and cash equivalents whose use is restricted under a deposit and disbursement agreement (the "D&D Agreement") (Note 5). Restricted funds associated with transactions or events occurring beyond one year are classified as long-term. All other restricted funds are classified as current assets.

      Fuel Inventory and Supplies - Inventories are stated at the lower of cost or market. Costs for materials, supplies and fuel oil inventories are determined on an average cost method. As of December 31, 2000 and 1999, fuel inventory and supplies consisted mainly of spare parts.

      Plant and Equipment - Plant and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Capitalized modifications to leased properties are amortized using the straight-line method over the shorter of the lease term, through September 2014, or the asset's estimated useful life. Other assets are depreciated as follows:

                Cogenerating facility                   30 years
                Computer Systems                        3 to 7
                Office equipment                        5

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

      Fair Values of Financial Instruments - The estimated fair values of financial instruments presented in Note 6 are based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair values disclosure, such amounts have not been comprehensively revalued for purposes of these financial statements since that date; and accordingly, current estimates of fair value may differ significantly from the amounts presented.

     Change in Accounting Principle - In November 1998, the Partnership adopted Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities, issued by the American Institute of Certified Public Accountants. SOP 98-5 required start-up costs to be expensed as incurred and start-up costs previously capitalized to be expensed as of the date of adoption. As a result of adopting SOP 98- 5, the Partnership wrote off capitalized start-up costs of approximately $214,000 to other general and administrative expenses in the accompanying 1998 consolidated statement of operations.

     Change in Accounting Principle (continued) - Effective January 1, 2000, the Partnership changed its method of accounting for major maintenance and overhauls to expensing the cost of major maintenance and overhauls as incurred. Prior to January 1, 2000, the estimated cost of major maintenance and overhauls was accrued in advance based on projected future cost of major maintenance and overhaul using the straight-line method over the period between major maintenance and overhaul. The Partnership implemented the new accounting method by recording the cumulative effect of a change in accounting principle in the consolidated statement of operations for the year ended December 31, 2000. The cumulative effect of adopting the new accounting principle was the recording of net income totaling approximately $7,866,000 on January 1, 2000. The effect on the 2000 financial statements was an increase of other operating and maintenance expense of approximately $816,000. A major overhaul reserve is included in other long term liabilities in the accompanying consolidated balance sheets at December 31, 1999 and had a carrying balance of approximately $7,866,000. Provision for major overhaul totaling $1,624,000 and $1,814,000 for the years ended December 31, 1999 and 1998, respectively, is included in other operating and maintenance expenses in the accompany consolidated statements of operations. If the cumulative effect had been recorded in 1998 or 1999, then the pro forma effect (unaudited) for 1998 and 1999 would have increased net income by approximately $1,437,000 and $1,323,000, respectively.

     New Accounting Pronouncements - The Partnership will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, on January 1, 2001. This standard requires the Partnership to recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not designated and effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income until the hedged items are recognized in earnings. The Partnership estimates that the transition adjustment to implement this new standard will not effect net income and will be a negative adjustment of approximately $8,968,000 to
     other   comprehensive   income,  a  component  of  partners'  equity.   The
     Partnership also has certain derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business. At this time, these derivatives are exempt from the requirements of SFAS No. 133 under the normal purchases and sales exception, and thus will not be reflected on the balance sheet at fair value. The Derivative Implementation Group of the Financial Accounting Standards Board is currently evaluating the definition of normal purchases and sales. As such, certain derivative commodity contracts may no longer be exempt from the requirements of SFAS No. 133. When the final decision regarding this issue is complete, the Partnership will evaluate the impact of the implementation guidance on a prospective basis.

     Reclassifications - Certain reclassifications have been made in the 1999 and 1998 consolidated financial statements to conform to the current-year presentation.

3.    Partners' capital

      The general and limited partners and their respective equity interests are as follows:

                                                                        Interest
        Partners               Affilited With                       Preferred    Original
        --------               --------------                        ---------    --------
General partners:
----------------
  JMC Selkirk, Inc.          Beale Generating Company                  0.09%        1.00%
  RCM Selkirk GP, Inc.*      RCM Holdings, Inc.***                     1.00           -

Limited partners:
----------------
  JMC Selkirk, Inc.          Beale Generating Company                  1.95        21.40
  PentaGen Investors, L.P.   Beale Generating Company                  5.25        57.60
  Aquila Selkirk, Inc.****   Aquila East Coast Generation, Inc.*****  13.55        20.00
  RCM Selkirk LP, Inc.**     RCM Holdings, Inc.***                    78.16           -


*       Formerly Cogen Technologies Selkirk, GP, Inc.
**      Formerly Cogen Technologies Selkirk, LP, Inc.
***     Formerly Cogen Technologies, Inc.
****    Formerly El Selkirk, Inc.
*****   Formerly GPU International, Inc.


      Under the terms of the amended partnership agreement, 99% of cash available for preferred distribution, as defined, is first allocated to the partners in accordance with their respective preferred equity interest and the remaining 1% is allocated based on the original ownership structure between Beale and Aquila East Coast Generation, Inc. ("Aquila ECG"). Any remaining funds in excess of preferred distribution are allocated 99% to the original equity holders and 1% to the preferred equity holders. At the earlier of the eighteenth anniversary of Unit 2's commercial operations (August 2012) or the date on which all the preferred partners achieve a specified return as defined in the partnership agreement, distributions will be made in accordance with the following residual interest: Beale at 64.8%, Aquila ECG at 17.7%, and RCM Holdings, Inc., at 17.5%.

4.    Accrued Expenses

      Accrued expenses consisted of the following at December 31 (in thousands):

                                                          2000            1999

           Accrued fuel costs                          $ 13,877       $  68,836
           Accrued PILOT                                  2,900           2,700
           Accrued utilities                                969             899
           Accrued operation and maintenance expenses       766             525
           Accrued bond interest                            368             375
           Other accrued expenses                         2,644           1,779
                                                       --------       ---------
           Total                                       $ 21,524       $  13,114
                                                       ========       =========

5.    Debt financing

      Long-Term Bonds - On May 9, 1994, the Funding Corporation issued an aggregate of $392,000,000 in bonds. The bonds consist of a $165,000,000 bond bearing interest at 8.65% per annum through December 26, 2007. Principal and interest are payable semi-annually on June 26 and December
      26. Principal payments commenced on June 26, 1996. The bonds also include a $227,000,000 bond bearing interest at 8.98% per annum through June 26, 2012. Interest is payable semiannually on June 26 and December 26 and principal payments commence on December 26, 2007, and are payable semi-annually thereafter.

     The  scheduled   principal  payments  on  the  bonds  are  as  follows  (in thousands):

            2001                                $11,062
            2002                                 13,529
            2003                                 17,365
            2004                                 19,587
            2005                                 25,230
            2006 and thereafter                 287,053
                                                -------
                                               $373,826


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

      The Major Maintenance Reserve Fund relates to certain anticipated annual and periodic major maintenance to be performed on certain of the Facility's machinery and equipment at future dates. Fund requirement for the Major Maintenance Reserve Fund is developed by the Partnership and approved by an independent engineer for the Trustee and can be adjusted on an annual basis, if needed. At December 31, 2000, the balance in the Major Maintenance Reserve Fund was approximately $3,855,000.

      The Interest and Principal Funds relate primarily to the current debt service on the outstanding Bonds. The applicable fund requirement for the Interest and Principal Funds are the amounts due and payable on the next semiannual payment date.

      Long-Term Bonds (continued) - The fund requirement for the Debt Service Reserve Fund is an amount equal to the maximum debt service for any six-month period during the succeeding three-year period. At December 31, 2000, the balance in the Debt Service Reserve Fund was approximately $23,978,000.

      The Partnership Distribution Fund has the lowest priority in the fund hierarchy. Cash distributions to the Partners from these subfunds can only be made upon the achievement of specific criteria established pursuant to the financing documents, including the D&D Agreement. The Partnership Distribution Fund does not have a fund requirement.

      Credit Agreement - The Partnership has a combined working capital and bank reimbursement agreement, as amended ("Credit Agreement"), with a combined maximum available credit of $7,542,428 through August 8, 2003. Outstanding balances bear interest at prime rate plus .375 % per annum with principal and interest payable monthly in arrears. The Credit Agreement is available to the Partnership for the purpose of meeting letters of credit requirements under various project contracts. The Credit Agreement is also available to the Partnership for the purpose of meeting working capital requirements. The maximum amount available under the working capital arrangement is $5,000,000. As of December 31, 2000 and 1999, there were no amounts drawn or balances outstanding under either the letters of credit or the working capital arrangement.

      Currency Swap Agreements - The Partnership has two foreign currency exchange agreements to hedge against fluctuations in fuel transportation costs which are denominated in Canadian dollars. Under the Unit 1 currency exchange agreement, the Partnership exchanges approximately $368,000 U.S. dollars for $458,000 Canadian dollars on a monthly basis. The agreement has a term of ten years and expires on December 25, 2002. Under the Unit 2 currency exchange agreement, which commenced on May 25, 1995 and terminates on December 25, 2004, the Partnership exchanges approximately $1,044,000 U.S. dollars for $1,300,000 Canadian dollars on a monthly basis. For the years ended December 31, 2000, 1999, and 1998, amounts charged to fuel costs as a result of losses realized from these agreements totaled approximately $2,463,000, $2,342,000, and $2,480,000, respectively (Note 2).

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

      Long-Term Bonds - The fair value of the long-term bonds is based on the current market rates for the bonds. The fair value of the long-term bonds (including the current portion) at December 31, 2000 and 1999 was approximately $400,977,000 and $383,915,000, respectively.

      Currency Swap Agreements - The currency exchange agreements do not have stated values at December 31, 2000 and 1999. The fair value of the currency exchange arrangements represents the termination liability of approximately $8,968,000 and $9,036,000 at December 31, 2000 and 1999,
      respectively, and is estimated based on current exchange rates.

7.    COMMITMENTS AND CONTINGENCIES

      Power Purchase Agreements, Electricity - Prior to July 1, 1998, the Partnership had a power purchase agreement, as amended, with Niagara Mohawk Power Corporation ("Niagara Mohawk") for the sale of electricity. The agreement was for a twenty-year period terminating in April 2012. As a result of Niagara Mohawk's restructuring of its power purchase agreements, on August 31, 1998, the Partnership and Niagara Mohawk signed an Amended and Restated Niagara Mohawk Power Purchase Agreement, effective July 1, 1998, for a term of ten years. The Amended and Restated Niagara Mohawk Power Purchase Agreement transfers dispatch decision-making authority from Niagara Mohawk to the Partnership. In effect, Unit 1 operates on a "merchant-like" basis, whereby the Partnership has the ability and flexibility to dispatch Unit 1 based on current market conditions.

      As part of the restructuring of Niagara Mohawk's business including the Amended and Restated Niagara Mohawk Power Purchase Agreement, Niagara Mohawk paid the Partnership a net amount of approximately $8,308,000 which was recorded by the Partnership as deferred revenue. Both the deferred revenue and certain restructuring costs totaling approximately $1,233,000, are amortized over the term of the Amended and Restated Niagara Mohawk Power Purchase Agreement. The balance of the unamortized deferred revenues was approximately $5,304,000 and $5,981,000 in the accompanying consolidated balance sheets at December 31, 2000 and 1999, respectively.

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

      On July 21, 1998, the NYPSC approved a plan submitted by Con Edison for the divestiture of certain of its generating assets (the "Con Edison Divestiture Plan"). As of December 31, 2000, the Partnership is not able to determine whether the Con Edison Divestiture Plan will have an effect on the Con Edison power purchase agreement or on the Partnership's future operations.

      Steam Sales Agreements - The Partnership has a steam sales agreement, as amended, with General Electric that has a term of 20 years from the commercial operations date of Unit 2 and may be extended under certain circumstances. Under the steam sales agreement, General Electric is obligated to purchase the minimum quantities of steam necessary for the Facility to maintain its Qualifying Facility status (Note 1). In the event General Electric fails to meet minimum purchase quantity, the Partnership may acquire title to the Facility site and terminate the Lease Agreement at no cost to the Partnership.

      Steam Sales Agreements (continued) - The agreement provides General Electric the right of first refusal to purchase the Facility, subject to certain pricing considerations. Additionally, General Electric has the right to purchase the boiler facility that produces steam at a mutually agreed upon price upon termination of the steam sale agreement. The steam sales agreement may be terminated by the Partnership with a one-year advanced written notice upon the termination of either Niagara Mohawk or Con Edison power purchase agreement, whichever is earlier. The steam sales agreement may also be terminated by General Electric with a two-year advanced written notice if General Electric's plant no longer has a requirement for steam.

      Fuel Supply and Transportation Agreements - The Partnership has entered into a firm natural gas supply agreement, as amended, with Paramount Resources Ltd., a Canadian corporation, for Unit 1. The agreement has an initial term of 15 years that began in November 1992, with an option to extend for an additional four years upon satisfaction of certain conditions.

      The Partnership has firm natural gas supply agreements with various suppliers for Unit 2. The agreements have an initial term of 15 years beginning on November 1, 1994, and an option to extend for an additional five-year term upon satisfaction of certain conditions.

      Each Unit 2 natural gas supply contract requires the Partnership to purchase a minimum of 75% of the maximum annual contract volume every year. If the Partnership fails to meet this minimum quantity, the shortfall (the difference between the minimum required volume and the actual nomination) must be made up within the next two years. If the Partnership is not able to make up the shortfall within the next two years, the suppliers have the right to reduce the maximum daily contract quantity by the shortfall. For the years ended December 31, 2000, 1999, and 1998, the Partnership purchased gas totaling approximately $55,917,000, $34,209,000 and $32,048,000, respectively, under these agreements.

      The Partnership has three 20-year firm fuel transportation service agreements for Unit 1 commencing November 1, 1992.

      The Partnership has three firm fuel transportation service agreements for Unit 2. The agreements commenced in November 1994 and have terms of 20 years. The Partnership has posted a letter of credit for approximately $2,542,000 U.S. dollars, and two fuel suppliers, on behalf of the Partnership, have posted letters of credit totaling approximately $7,578,000 Canadian dollars under one of these agreements. The Partnership will reimburse to the fuel suppliers all costs related to obtaining and maintaining the letters of credit.

      Fuel Supply and Transportation Agreements (continued) - The approximate obligations to pay under Fuel Supply Agreements and Fuel Transportation Agreements are as follows:

                                Fuel Supply             Fuel Transportation
                                 Agreements                  Agreements
                              --------------            -------------------
        2001                  $  8,647,000              $   45,606,000
        2002                  $  8,863,000              $   47,753,000
        2003                  $  9,084,000              $   48,922,000
        2004                  $  9,311,000              $   49,326,000
        2005                  $  9,544,000              $   48,870,000
        2006 and thereafter   $ 35,657,000              $  424,545,000
                              --------------            ------------------

        Total                 $ 81,106,000              $  665,022,000
                              --------------            ------------------

     Electric Interconnection and Transmission Agreements - The Partnership constructed an interconnection facility to transfer power from Unit 1 to Niagara Mohawk and has transferred the title of the facility to Niagara Mohawk. The Partnership has agreed to reimburse Niagara Mohawk $150,000 annually for the operation and maintenance of the facility. The term of the agreement is 20 years from the commercial operations date of Unit 1 through April 16, 2012, and may be extended if the power purchase agreement with Niagara Mohawk is extended.

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

     Site Lease -The Partnership has an operating lease agreement with General Electric. The amended lease term expires on August 31, 2014, and is renewable for the greater of five years or until termination of any power sales contract, up to a maximum of 20 years. The lease may be terminated by the Partnership under certain circumstances with the appropriate written notice during the initial term. Annual fixed rent expense was approximately $1,000,000.

      Payment in Lieu of Taxes Agreement - In October 1992, the Partnership entered into a PILOT agreement with the Town of Bethlehem Industrial Development Agency ("IDA"), a corporate governmental agency, which exempts the Partnership from all property taxes, except for special assessments. The agreement commenced on January 1, 1993, and will terminate on December 31, 2012. PILOT payments are due semi-annually in equal installments and are payable in future years as follows (in thousands):

                2001                            $   2,900
                2002                                3,100
                2003                                3,300
                2004                                3,500
                2005                                3,700
                2006 and thereafter                28,700
                                                ---------
                                                $  45,200
                                                =========

      Other Agreements - The Partnership has an operations and maintenance services agreement with General Electric whereby General Electric provides certain operation and maintenance services to both Unit 1 and Unit 2 on a cost-plus-fixed-fee basis through October 31, 2007. In addition, the Partnership has a 20-year take-or-pay water supply agreement with the Town of Bethlehem under which the Partnership is committed to purchase a minimum of $1,000,000 of water supply annually. The agreement is subject to adjustment for changes in market rates beginning in October 2002.

      Other Contingencies - The Partnership is a party in various legal proceedings and potential claims arising in the ordinary course of its business. Management does not believe that the resolution of these matters will have a material adverse effect on the Partnership's consolidated financial position or results of operations.

      On November 8, 2000, the Partnership signed a Consent to Field Audit Adjustment in settlement of a gas import tax audit conducted by the New York State Department of Taxation and Finance. The audit covered all gas import activity beginning March 1, 1992 through August 31, 2000. This audit resulted in a total assessment of approximately $1.5 million, comprised of approximately $1.0 million of additional tax liability and approximately $0.5 million of interest. As of December 31, 2000, the Partnership has paid this assessment in full and no additional liability exists.

8.    RELATED PARTIES

      JMCS I Management manages the day-to-day operation of the Partnership and is compensated at agreed-upon billing rates that are adjusted quadrennially in accordance with an administrative services agreement. All officers and directors of JMC Selkirk, Inc., are also officers and directors of JMCS I Management. For the years ended December 31, 2000, 1999 and 1998, expenses incurred for services provided by JMCS I Management totaled approximately $3,569,000, $2,027,000 and $2,651,000, respectively. In addition, during the year ended December 31, 1999, approximately $720,000 of legal and financial consulting services payable to JMCS I Management was capitalized in connection with the execution of the Niagara Mohawk Power Purchase Agreement (Note 7). The cost of services provided by JMCS I Management, net of capitalized costs are included in administrative services - affiliates in the accompanying consolidated statements of operations.

      The Partnership purchases and sells gas to affiliates of JMC Selkirk, Inc., at fair value. Gas purchased from affiliates of JMC Selkirk, Inc., totaled approximately $559,000, $140,000, and $1,649,000, respectively, in 2000, 1999, and 1998, and gas sold to affiliates of JMC Selkirk, Inc. totaled approximately $3,806,000, $453,000, and $1,476,000, respectively. Gas purchases are recorded as fuel costs and sales of gas are recorded as fuel revenues in the accompanying consolidated statements of operations.

      In May 1996, the Partnership entered into an enabling agreement with PG&E Energy Trading - Power, L.P. (formerly US Gen Power Services, L.P.), an affiliate of JMC Selkirk, Inc., to purchase and sell electric capacity, electric energy, and other services. For the years ended December 31, 2000, 1999, and 1998, sales of energy, capacity and other services totaled approximately $14,888,000, $5,515,000 and $2,009,000, respectively.

      The Partnership has two agreements with Iroquois Gas Transmission System ("IGTS"), an indirect affiliate of JMC Selkirk, Inc., to provide firm transportation of natural gas from Canada. For the years ended December 31, 2000, 1999 and 1998, firm fuel transportation services totaled approximately $8,227,000, $7,994,000 and $9,630,000, respectively. These services are recorded as fuel costs in the accompanying consolidated statements of operations.

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

10.1.2(1)      Amendment No. 1 to Credit Agreement, dated August 11, 1994, among the Partnership, Dresdner Bank AG, New York Branch, and Chase

10.1.3(6)      Amendment No. 2 to Credit Agreement, dated April 7, 1995, between the Partnership and Dresdner Bank AG, New York Branch

10.1.4(6)      Amendment No. 3 to Credit Agreement,  dated July 1, 1997, between the Partnership and Dresdner Bank AG, New York Branch

10.1.5(17)     Amendment  No. 4 to Credit  Agreement,  dated  November 16, 1998, between the Partnership and Dresdner Bank AG, New York Branch

10.1.6(19)     Amendment  No. 5 to  Credit  Agreement,  dated  August  1,  2000, between the Partnership and Dresdner Bank AG, New York Branch

10.1.7(1)      Loan Agreement, dated as of May 1, 1994, between the Partnership,
               Chase, as Agent, and other Bridge Banks identified therein

10.1.8(1)      Amended and  Restated  Loan  Agreement,  dated as of May 1, 1994, between the Funding Corporation and the Partnership

10.1.9(1)      Agreement of Consolidation, Modification and Restatement of Notes
               ($227,000,000), dated as of May 1, 1994, between the Partnership and the Funding Corporation, together with Endorsement from the Funding Corporation dated May 9, 1994

10.1.10(1)     Agreement of Consolidation, Modification and Restatement of Notes
               ($165,000,000), dated as of May 1, 1994, between the Partnership and the Funding Corporation, together with Endorsement from the Funding Corporation dated May 9, 1994

10.2           Power Purchase Agreements

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

10.2.4(1)      Third Amendment to Power Purchase Agreement,  dated as of October
               23, 1992 between JMC Selkirk and Niagara Mohawk

10.2.5(3)      Fourth  Amendment to Power Purchase  Agreement,  dated as of June
               26, 1996 between the Partnership and Niagara Mohawk

10.2.6(8)      Amended and Restated Power Purchase Agreement dated as of July 1,
               1998 between the Partnership and Niagara Mohawk

10.2.7(9)      Mutual  General  Release and  Agreement  dated as of July 1, 1998 between the Partnership and Niagara Mohawk

10.2.8 Letter Agreement dated as of October 9, 2000, between the Partnership and Niagara Mohawk

10.2.9(1)      Agreement dated as of March 31, 1994, between the Partnership and
               Niagara Mohawk

10.2.10(5)     Letter  Agreement  dated  as  of  April  18,  1997,  between  the
               Partnership and Niagara Mohawk

10.2.11(1)     Termination of the Subordination  Agreement and the Assignment of
               Contracts and Security Agreement, as amended, dated May 9, 1994, among Niagara Mohawk, Chase, as Agent, and the Partnership

10.2.12(1)     License  Agreement  between the  Partnership  and Niagara Mohawk, dated as of October 23, 1992

10.2.13(1)     Power Purchase Agreement, dated as of April 14, 1989, between Con
               Edison Company of New York, Inc. ("Con Edison") and JMC Selkirk

10.2.14(1)     Rider to Power  Purchase  Agreement,  dated as of  September  13,
               1989, between Con Edison and JMC Selkirk

10.2.15(1)     First  Amendment  to  Power  Purchase  Agreement,   dated  as  of
               September 13, 1991, between Con Edison and JMC Selkirk

10.2.16(1)     Letter  Agreement  Regarding  Extending  the  Term  of the  Power
               Purchase Agreement, dated as of May 28, 1992, between Con Edison and JMC Selkirk

10.2.17(1)     Second Amendment to Power Purchase Agreement, dated as of October
               22, 1992, between Con Edison and JMC Selkirk

10.2.18(4)     Third  Amendment  to  Power  Purchase  Agreement,   dated  as  of
               September 13, 1996, between Con Edison and the Partnership

10.2.19(1)     Letter Agreement Regarding  Arbitration,  dated October 22, 1992, between Con Edison and JMC Selkirk

10.2.20(1)     Letter  Agreement  Regarding Sale of Capacity above 265 MW, dated as of October 22, 1992, between Con Edison and JMC Selkirk

10.2.1(1)      Notice,  Certificate  and Waiver of Con Edison for  assignment by
               Selkirk Cogen Partners, L.P. ("SCP II") to the Partnership pursuant to the merger, dated October 19, 1992

10.2.22(1)     Letter Agreement regarding  Alternative Fuel Supply,  dated as of
               July 29, 1994, between Con Edison and the Partnership

10.3           Construction Agreements

10.3.1(1)      Engineering,  Procurement and  Construction  Services  Agreement,
               dated as of October 21, 1992, between the Partnership and Bechtel
               Construction  of  Nevada  and  Bechtel  Associates   Professional
               Corporation (the "Contractor")

10.4           Steam and O&M Agreements

10.4.1(1)      Agreement  for the Sale of Steam,  dated as of October 21,  1992, between the Partnership and General  Electric  Company  ("General
               Electric")

10.4.2(1)      Amendment to Steam Sales Agreement,  dated as of August 12, 1993, between the Partnership and General Electric

10.4.3(1)      Second  Amendment  to Steam Sales  Agreement,  dated  December 7,
               1994, between the Partnership and General Electric

10.4.4(2)      Third  Amendment  to Steam Sales  Agreement,  dated May 31, 1995, between the Partnership and General Electric

10.4.5(1)      Amended and Restated Operation and Maintenance  Agreement,  dated as of October  22,  1992,  between  the  Partnership  and General
               Electric

10.4.6(19)     Second  Amended and Restated O&M  Agreement  dated July 18, 2000, between the Partnership and GE International Inc.

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

18(18)         Letter regarding change in accounting principle

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


-----------------

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

(14) Incorporated herein by reference to Exhibit Number 99.3 of the Registrant's Current Report on Form 8-K filed September 16, 1998.

(15) Incorporated herein by reference to Exhibit Number 99.4 of the Registrant's Current Report on Form 8-K filed September 16, 1998.

(16) Incorporated herein by reference to Exhibit Number 16 of the Registrant's Current Report on Form 8-K filed March 9, 1999.

(17) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998 filed March 31, 1999.

(18) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2000 filed May 15, 2000.

(19) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2000 filed August 14, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SELKIRK COGEN PARTNERS, L.P.

                                  By: JMC SELKIRK, INC.
                                      Managing General Partner


Date: March 30, 2001              /s/ JOHN R. COOPER
                                  ---------------------------
                                  Name:  John R. Cooper
                                  Title: Senior Vice President and
                                  Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                  Title                          Date
          ---------                  -----                          ----

/s/ P. CHRISMAN IRIBE           President and Director          March 30, 2001
----------------------
P. Chrisman Iribe

/s/ SANFORD L. HARTMAN          Director                        March 30, 2001
-----------------------
Sanford L. Hartman

/s/ JOHN R. COOPER              Senior Vice President and       March 30, 2001
-------------------              Chief Financial Officer
John R. Cooper

/s/  ERNEST K. HAUSER           Senior Vice President           March 30, 2001
---------------------
Ernest K. Hauser

/s/  DAVID N. BASSETT           Treasurer                       March 30, 2001
---------------------
David N. Bassett

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SELKIRK COGEN FUNDING
                                   CORPORATION

Date: March 30, 2001              /s/  JOHN R. COOPER
                                  --------------------
                                  Name:  John R. Cooper
                                  Title: Senior Vice President and
                                         Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

   Signature                            Title                    Date
   ---------                            -----                    ----

/s/  P. CHRISMAN IRIBE            President and Director       March 30, 2001
----------------------
P. Chrisman Iribe

/s/  SANFORD L. HARTMAN           Director                     March 30, 2001
-----------------------
Sanford L. Hartman

/s/  JOHN R. COOPER               Senior Vice President and    March 30, 2001
-------------------               Chief Financial Officer
John R. Cooper

/s/  ERNEST K. HAUSER             Senior Vice President        March 30, 2001
---------------------
Ernest K. Hauser

/s/  DAVID N. BASSETT             Treasurer                    March 30, 2001
---------------------
David N. Bassett